Form 10-Q
period 2017-09-30
GraniteShares Gold Trust
filed 2017-11-06
CIK 1690437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to _____________

Commission File Number: 333-219319

GRANITESHARES GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	82-6393903
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o GraniteShares Inc

30 Vesey Street, 9th Floor

New York, New York 10007

(Address of principal executive offices)

Registrant’s telephone number, including area code:
(646) 876-5096

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2017, the Registrant had 40,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

GRANITESHARES GOLD TRUST

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities (Unaudited)

At September 30, 2017(1)

Amounts in 000’s of US$, except per share data	September 30, 2017
Assets
Investment in gold bullion, at fair value(2)	$5,132
Total Assets	$5,132

Liabilities
Fees payable to Sponsor	$1
Total Liabilities	1

Net Assets	$5,131
Shares issued and outstanding (3)	40,000
Net asset value per Share	$128.29

(1) No comparative has been provided as operations commenced on August 24, 2017. See Note 1.

(2) Cost of investment in gold bullion: $5,197.

(3) No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Operations (Unaudited)

For the period ended September 30, 2017(1)

Amounts in 000’s of US$, except per share data	Period Ended September 30, 2017
Expenses
Sponsor fees	$1
Total expenses	$1
Net investment loss	$(1)

Net realized and unrealized gains / (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	—
Gold bullion distributed for the redemption of Shares	—
Net realized gain (loss)	—
Net change in unrealized appreciation/depreciation	$(65)
Net realized and unrealized gain (loss)	$(65)

Net increase (decrease) in net assets resulting from operations	$(66)

Net increase (decrease) in net assets per share	$(2.44)
Weighted average number of shares (in 000’s)	27

(1) No comparative has been provided as operations commended on August 24, 2017. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Changes in Net Assets (Unaudited)
For the ended September 30, 2017(1)

Amounts in 000’s of US$, except per share data	Period Ended September 30, 2017
Net Assets – beginning of period (2)	$—
Creations	5,197
Redemptions	—
Net investment loss(3)	(1)
Net realized gain (loss) from gold bullion distributed for redemptions	—
Net change in unrealized gain (loss) on investment in gold	(65)
Net Assets – end of period	$5,131

(1) No comparative has been provided as operations commended on August 24, 2017. See Note 1.

(2) Operations commenced on August 24, 2017. See Note 1.

(3) No payments were made to the Sponsor during the period.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights (unaudited)
For the period ended September 30, 2017(1)

Per Share Performance (for a Share outstanding throughout the entire period)	Period Ended September 30, 2017
Net asset value per Share at beginning of period(2)	$128.90
Net investment gain (loss)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(0.59)
Net change in assets from operations	(0.61)
Net asset value per Share at end of period	$128.29

Total return ratio, at net asset value	(0.47)%

Ratio to average net assets
Net investment loss(3)	(0.20)%
Expenses(3)	0.20%

(1) No comparative has been provided as operations commended on August 24, 2017. See Note 1.

(2) Operations commenced on August 24, 2017. See Note 1.

(3) Percentage is annualized

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedule of Investments (Unaudited)

At September 30, 2017(1)

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2017	Ounces of gold	Cost		Value	% of Net Assets
Gold bullion	3.999.778		$5,197	$5,132	100.02%
Total investment		$		$5,132	100.02%
Liabilities in excess of other assets				$(1)	(0.02)%
Net assets				$5,131	100.00%

(1) No comparative has been provided as operations commended on August 24, 2017. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Notes to the Unaudited Financial Statements

1. Organization

GraniteShares Gold Trust (the “Trust”) is an investment trust formed on August 24, 2017 under New York law pursuant to a trust indenture. The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The investment objective of the Trust is for the value of the Shares to reflect, at any given time, the value of the assets owned by the Trust at that time less the Trust’s accrued expenses and liabilities as of that time. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold.

The fiscal year end for the Trust is June 30.

Undefined capitalized terms shall have the meaning as set forth in the Trust’s registration statement.

2. Significant accounting policies

The Sponsor of the Trust, GraniteShares LLC (“Sponsor”), has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The following is a summary of significant accounting policies followed by the Trust.

2.1 Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price.

The LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in US Dollars, Euros or British Pounds for LBMA authorized participating gold bullion banks or market makers that establishes a reference gold price for that day’s trading.

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA PM Gold Price to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2: Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

GRANITESHARES GOLD TRUST

Level 3: Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trustee categorizes the Trust’s investment in gold as a level 1 asset within the ASC 820 hierarchy.

2.2 Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.20% of the adjusted daily net asset value of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and certain legal expenses.

As of September 30, 2017, the fees payable to the Sponsor were $588.70.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2017.

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the LBMA PM Gold Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA PM Gold Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

2.4 Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to Authorized Participants.  The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined Fine Ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Orders to create and redeem Baskets may be placed only by Authorized Participants.  An Authorized Participant must: (1) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution, which, but for an exclusion from registration, would be required to register as a broker-dealer to engage in securities transactions, (2) be a participant in DTC, and (3) must have an agreement with the Custodian establishing an unallocated account in London or have an existing unallocated account meeting the standards described herein.  To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee.  The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions.  The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any investor or Authorized Participant.  A transaction fee of $500 will be assessed on all creation and redemption transactions.  Multiple Baskets may be created on the same day, provided each Basket meets the requirements described below and that the Custodian is able to allocate gold to the Trust Allocated Account such that the Trust Unallocated Account holds no more than 430 Fine Ounces of gold at the close of a business day.

GRANITESHARES GOLD TRUST

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of shares.

2.5 Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the period ended September 30, 2017(1)

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(2)	2,000.000	$2,578
Gold bullion contributed	1,999.778	$2,619
Gold bullion distributed	—	$—
Change in unrealized appreciation	—	$(65)
Ending balance as of September 30, 2017	3,999.778	$5,132

(1)	No comparative data has been provided as operations commenced on August 24, 2017. See Note 1.
(2)	Operations commenced on August 24, 2017. See Note 1.

4. Related parties – Sponsor, Trustee and Custodian

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition, the Trustee and the Custodian and their affiliates may from time to time purchase or sell gold directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

5. Concentration of risk

In accordance with Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Trust’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

GRANITESHARES GOLD TRUST

6. Indemnification footnote

Under the Trust’s organizational documents, each of the Trustee (and its directors, officers, employees, shareholders, agents and affiliates) and the Sponsor (and its members, managers, directors, officers, employees, agents and affiliates) is indemnified against any liability, loss or expense it incurs without (i) gross negligence, bad faith, willful misconduct or willful misfeasance on its part in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement or any such other agreement and (ii) reckless disregard on its part of its obligations and duties under the Trust Agreement or any such other agreement. Such indemnity shall also include payment from the Trust of the reasonable costs and expenses incurred by the indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor. In addition, the Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Sponsor shall be entitled to reimbursement by the Trust. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

7. Subsequent events

Management has evaluated the events and transactions that have occurred through the date the financial statements were available to be issued and noted no items requiring adjustment of the financial statements or additional disclosures.

GRANITESHARES GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on August 24, 2017. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It does not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds gold and is expected to issue Baskets in exchange for deposits of gold, and to distribute gold in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in gold.

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold and only in aggregations of 10,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “BAR”.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the gold held by the Trust using that day’s LBMA Gold Price PM. If there is no announced LBMA Gold Price PM on a business day, the Trustee is authorized to use that day’s LBMA Gold Price AM. Having valued the gold held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the gold and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2017 the Trust did not have any cash balances.

GRANITESHARES GOLD TRUST

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below, the Trust describes the valuation of gold bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended September 30, 2017

The Trust’s net asset value grew from $2,578,000 on August 24, 2017 to $5,131,555 on September 30, 2017, a 99% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 20,000 to 40,000 over this period. The share increase was a result of 20,000 shares being created (2 baskets) and no redemptions over this period. The increase in the Trust’s net assets was partially offset by a decrease in the price of gold, which fell 0.46% from $1,289.00 on August 24, 2017 to $1,283.10 on September 30, 2017.

The 0.47% decrease in the Trust’s net asset value per share from $128.90 at August 24, 2017 to $128.29 at September 30, 2017 is directly related to the 0.46% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $588.70 for the period, or 0.02% of the Trust’s average weighted assets of $3,465,539 during the period. The net assets value per share of $134.62 on September 8, 2017 was the highest during the period, compared with a low during the period of $128.24 on September 27, 2017.

Net increase in net assets resulting from operations for the period ended September 30, 2017 was $2,553,555, resulting primarily from $2,618,909 value of gold delivered for the creation of Shares, an unrealized loss on investment in gold bullion of $-64,794. Other than the Sponsor’s fees of $588.70, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to Audit Committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

GRANITESHARES GOLD TRUST

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 12 “Risk Factors” in our prospectus dated August 29, 2017, filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-219319, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2017: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
August 2017	0	0
September 2017	0	0
Total	0	0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

GRANITESHARES GOLD TRUST

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

GRANITESHARES GOLD TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 6, 2017	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 6, 2017	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

Page 14 of 14