Form 10-Q
period 2017-12-31
GraniteShares Gold Trust
filed 2018-02-08
CIK 1690437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-219319

GRANITESHARES GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	82-6393903
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 8, 2018, the Registrant had 90,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities (Unaudited)

At December 31, 2017(1)

Amounts in 000’s of US$ except per share data	December 31, 2017
Assets
Investment in gold bullion, at fair value(2)	$5,183
Total Assets	$5,183

Liabilities
Fees payable to Sponsor	$1
Total Liabilities	1
Net Assets	$5,182

Shares issued and outstanding(3)	40,000
Net asset value per Share	$129.56

(1) No comparative has been provided as operations commenced on August 24, 2017. See Note 1.

(2) Cost of investment in gold bullion: $5,195.

(3) No par value, unlimited amount authorized

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the period ended December 31, 2017

Amounts in 000’s of US$, except per share data	Three Months Ended Dec-31, 2017	Period Ended Dec-31, 2017(1)
Expenses
Sponsor fees	$2	$3
Total expenses	$2	$3
Net investment loss	$(2)	$(3)

Net realized and unrealized gains/(losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	—	—
Gold bullion distributed for the redemption of Shares	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation/depreciation	$53	$(12)
Net realized and unrealized gain (loss)	$53	$(12)
Net increase (decrease) in net assets resulting from operations	$51	$(15)

Net increase (decrease) in net assets per share	$1.28	$(0.41)
Weighted average number of shares (in 000’s)	40	37

(1) Operations commenced on August 24, 2017. See Note 1

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)
For the ended December 31, 2017

Amounts in 000’s of US$, except per share data	Period Ended Dec-31, 2017(2)
Net Assets – beginning of period	$—
Creations	5,197
Redemptions	—
Net investment loss	(3)
Net realized gain (loss) from gold bullion distributed for redemptions	—
Net change in unrealized gain (loss) on investment in gold	(12)
Net Assets – end of period	$5,182

(1) No comparative has been provided as operations commenced on August 24, 2017. See Note 1.

(2) Operations commenced on August 24, 2017. See Note 1

See Notes to the Financial Statements

Financial Highlights (unaudited)
For the period ended December 31, 2017

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended Dec-31, 2017	Period Ended Dec-31, 2017(1)

Net asset value per Share at beginning of period	$128.29	$128.90
Net investment gain (loss)	(0.06)	(0.09)
Net realized and unrealized gain (loss) on investment in gold	1.33	0.75
Net change in net assets from operations	1.27	0.66
Net asset value per Share at end of period	$129.56	$129.56

Total return ratio, at net asset value(2)	0.99%	0.51%

Ratio to average net assets
Net investment loss (3)	(0.20)%	(0.20)%
Expenses (3)	0.20%	0.20%

(1) Operations commenced on August 24, 2017. See Note 1.

(2) Percentage not annualized.

(3) Percentage annualized.

See Notes to the Financial Statements

6

Schedule of Investments (Unaudited)

At December 31, 2017(1)

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2017	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	3.997.962	$5,195	$5,183	100.02%
Total investment		$5,195	$5,183	100.02%
Liabilities in excess of other assets			$(1)	(0.02)%
Net assets			$5,182	100.00%

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

The objective of the Trust is for the value of the Shares to reflect, at any given time, the value of the assets owned by the Trust at that time less the Trust’s accrued expenses and liabilities as of that time. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold.

The fiscal year end for the Trust is June 30.

Undefined capitalized terms shall have the meaning as set forth in the registration statement.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

As of September 30, 2017, the fees payable to the Sponsor were $588.70. As of December 31, 2017, the fees payable to the Sponsor were $858.57.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended December 31, 2017.

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

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the three months period ended December 31, 2017.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of September 30, 2017	3,999.778	$5,132
Gold bullion contributed	-	-
Gold bullion distributed	(1.816)	(2)
Change in unrealized appreciation		53
Ending balance as of December 31, 2017	3,997.962	$5,183

Changes in ounces of gold and their respective values for the period ended September 30, 2017(1)

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(1)	2,000.000	$2,578
Gold bullion contributed	1,999.778	2,619
Gold bullion distributed	-	-
Change in unrealized depreciation	-	(65)
Ending balance as of September 30, 2017	3,999.778	$5,132

(1)	Operations commenced on August 24, 2017. See Note 1.

Changes in ounces of gold and their respective values from August 24, 2017(1) to December 31, 2017.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(1)	2,000.000	$2,578
Gold bullion contributed	1,999.778	2,619
Gold bullion distributed	(1.816)	(2)
Change in unrealized depreciation		(12)
Ending balance as of December 31, 2017	3,997,962	$5,183

(1) Operations commended on August 24, 2017. See Note 1

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

7. Subsequent events

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2017 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended December 31, 2017

The Trust’s net asset value grew from $5,131,555 on September 30, 2017 to $ $5,182,499 on December 31, 2017, a 0.99% increase. The increase in the Trust’s net asset value was due primarily to a change in the price of gold, which rose 1.03% from $1,283.10 on September 30, 2017 to $1,296.50 on December 31, 2017.

The 0.99% increase in the Trust’s net asset value per share from $128.29 at September 30, 2017 to $129.56 at December 31, 2017 is directly related to the 1.03% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $2,571 for the quarter, or 0.05% of the Trust’s average weighted assets of $5,099,133 during the quarter. The net asset value per share of $130.30 on October 16, 2017 was the highest during the quarter, compared with a low during the quarter of $124.02 on December 12, 2017.

Net increase in net assets resulting from operations for the quarter ended December 31, 2017 was $50,943, resulting primarily from an unrealized gain on investment in gold bullion of $53,573. Other than the Sponsor’s fees of $2,571, the Trust had no expenses during the quarter.

Period started August 24, 2017 to December 31, 2017

The Trust’s net asset value grew from $2,578,000 on August 24, 2017 to $5,182,499 on December 31, 2017, a 101% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 20,000 to 40,000 over this period. The 20,000 shares increase was a result of 2 creations (10,000 shares per creation) and no redemptions over this period. The increase in the Trust’s net assets was also partially due to an increase in the price of gold, which rose 0.58% from $1,289.00 on August 24, 2017 to $1,296.50 on December 31, 2017.

The 0.52% increase in the Trust’s net asset value per share from $128.90 at August 24, 2017 to $129.56 at December 31, 2017 is directly related to the 0.58% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $3,159 for the period, or 0.01% of the Trust’s average weighted assets of $4,687,414 during the period. The net asset value per share of $134.62 on September 8, 2017 was the highest during the period, compared with a low during the period of $124.02 on December 12, 2017.

Net increase in net assets resulting from operations for the period ended December 31, 2017 was $2,604,499, resulting primarily from $2,618,909 value of gold delivered for the creation of Shares and an unrealized loss on investment in gold bullion of $11,221. Other than the Sponsor’s fees of $3,159, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2017: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2017	0	0
November 2017
December 2017	0	0
Total	0	0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
31.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculations Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 8, 2018	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 8, 2018	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

