Form 10-Q
period 2018-03-31
GraniteShares Gold Trust
filed 2018-05-09
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 001-38195

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

As of May 7, 2018, the Registrant had 110,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2018

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities (Unaudited)

at March 31, 2018(1)

Amounts in 000’s of US$ except share and per share data	March 31, 2018
Assets
Investment in gold bullion, at fair value(2)	$14,548
Total Assets	$14,548

Liabilities
Fees payable to Sponsor	$2
Total Liabilities	2
Net Assets	$14,546

Shares issued and outstanding(3)	110,000
Net asset value per Share	$132.23

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.
(2)	Cost of investment in gold bullion: $14,401.
(3)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the period ended March 31, 2018

Amounts in 000’s of US$, except per share data	Three Months Ended Mar-31, 2018	Period Ended Mar-31, 2018(1)

Expenses
Sponsor fees	$6	$9
Total expenses	$6	$9
Net investment loss	$(6)	$(9)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	—	—
Gold bullion distributed for the redemption of Shares	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	$157	$147
Net realized and unrealized gain (loss)	$157	$147
Net increase (decrease) in net assets resulting from operations	$152	$138

Net increase (decrease) in net assets per share	$1.74	$2.41
Weighted average number of shares (in 000’s)	87	57

(1)	Operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the period ended March 31, 2018(1)

Amounts in 000’s of US$	Period Ended Mar-31, 2018(2)
Net Assets – beginning of period(3)	$2,578
Creations	11,830
Redemptions	—
Net investment gain (loss)	(9)
Net realized gain (loss) from gold bullion distributed for redemptions	—
Net change in unrealized gain (loss) on investment in gold	147
Net Assets – end of period	$14,546

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.
(2)	Operations commenced on August 24, 2017. See Note 1.
(3)	The amount represents the initial deposit

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the period ended March 31, 2018

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended Mar-31, 2018	Period Ended Mar-31, 2018(1)
Net asset value per Share at beginning of period	$129.56	$128.90
Net investment gain (loss)	(0.06)	(0.15)
Net realized and unrealized gain (loss) on investment in gold	2.73	3.48
Net change in net assets from operations	2.67	3.33
Net asset value per Share at end of period	$132.23	$132.23

Total return ratio, at net asset value(2)	2.06%	2.58%

Net assets ($000’s)	$14,546	$14,546

Ratio to average net assets
Net investment loss (3)	(0.20)%	(0.20)%
Expenses (3)	0.20%	0.20%

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Percentage not annualized.
(3)	Percentage annualized.

See Notes to the Financial Statements

6

Schedule of Investments (Unaudited)

At March 31, 2018(1)

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2018	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	10,988.873	$14,401	$14,548	100.01%
Total investment		$14,401	$14,548	100.01%
Liabilities in excess of other assets			$(2)	(0.01)%
Net assets			$14,546	100.00%

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

Notes to the Financial Statements (Unaudited)

1. Organization

GraniteShares Gold Trust (the “Trust”) is an investment trust formed on August 24, 2017 under New York law pursuant to a trust indenture. The Sponsor of the Trust, GraniteShares LLC (the “Sponsor”), is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

2. Significant accounting policies

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

As of December 31, 2017, the fees payable to the Sponsor were $859. As of March 31, 2018, the fees payable to the Sponsor were $2,197.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2018.

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

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the three-month period ended March 31, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of December 31, 2017	3,997.962	$5,183
Gold bullion contributed	6,994.197	9,211
Gold bullion distributed	(3.286)	(5)
Change in unrealized appreciation	-	159
Ending balance as of March 31, 2018	10,988,873	$14,548

Changes in ounces of gold and their respective values from August 24, 2017(1) to March 31, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(1)(2)	2,000.000	$2,578
Gold bullion contributed	8,993.975	11,830
Gold bullion distributed	(5.102)	(7)
Change in unrealized appreciation	-	147
Ending balance as of March 31, 2018	10,988,873	$14,548

(1) Operations commenced on August 24, 2017. See Note 1.

(2) The amount represents the initial deposit made on August 24, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2018 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2018

The Trust’s net asset value grew from $5,182,499 on December 31, 2017 to $14,545,581 on March 31, 2018, a 281% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 40,000 to 110,000 over this period. The 70,000 shares increase was a result of 7 creations (10,000 shares per creation) and no redemptions over this period. The increase in the Trust’s net asset value was due primarily to a change in the price of gold, which rose 2.11% from $1,296.50 on December 31, 2017 to $1,323.85 on March 31, 2018.

The 2.06% increase in the Trust’s net asset value per share from $129.56 at December 31, 2017 to $132.23 at March 31, 2018 is directly related to the 2.11% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $5,674 for the quarter, or 0.05% of the Trust’s average weighted assets of $11,499,388 during the quarter. The net asset value per share of $135.39 on January 25, 2018 was the highest during the quarter, compared with a low during the quarter of $130.64 on March 1, 2018.

Net increase in net assets resulting from operations for the quarter ended March 31, 2018 was $151,592, resulting primarily from an unrealized gain on investment in gold bullion of $157,244. Other than the Sponsor’s fees of $5,675, the Trust had no expenses during the quarter.

Period started August 24, 2017 to March 31, 2018

The Trust’s net asset value grew from $2,578,000 on August 24, 2017 to $14,545,581 on March 31, 2018, a 464% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 20,000 to 110,000 over this period. The 90,000 shares increase was a result of 9 creations (10,000 shares per creation) and no redemptions over this period. The increase in the Trust’s net assets was also partially due to an increase in the price of gold, which rose 2.70% from $1,289.00 on August 24, 2017 to $1,323.85 on March 31, 2018.

The 2.58% increase in the Trust’s net asset value per share from $128.90 at August 24, 2017 to $132.23 at March 31, 2017 is directly related to the 2.70% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $8,833 for the period, or 0.12% of the Trust’s average weighted assets of $7,565,713 during the period. The net asset value per share of $135.39 on January 25, 2018 was the highest during the period, compared with a low during the period of $124.02 on December 12, 2017.

Net increase in net assets resulting from operations for the quarter ended March 31, 2018 was $137,214, resulting primarily from an unrealized gain on investment in gold bullion of $146,048. Other than the Sponsor’s fees of $8,834, the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2018: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2018	0	0
February 2018	0	0
March 2018	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 7, 2018	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 7, 2018	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

