Form 10-K
period 2018-06-30
GraniteShares Gold Trust
filed 2018-08-31
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38195

GRANITESHARES GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	82-6393903
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o GRANITESHARES LLC
205 Hudson Street – 7th floor New York, NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646) 876 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
GraniteShares Gold Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2018 as reported by the NYSE Arca, Inc. on that date: $250,926,423.

As of August 30, 2018, GraniteShares Gold Trust has 2,260,000 GraniteShares Gold Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this prospectus that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. See “Risk Factors.” Consequently, all the forward-looking statements made in this prospectus are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Moreover, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

1

TABLE OF COUNTENTS

PART I

Item 1. Business

The purpose of the GraniteShares Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of gold bullion. The Trust was formed on August 24, 2017 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 10,000 Shares).

The sponsor of the Trust is GraniteShares LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Ba (the “Custodian”).

The Trust’s Shares at redeemable value increased from US$ 2,578,000 on August 24, 2017 to US$ 250,925,048 on June 30, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 20,000 Shares on August 24, 2017 to 2,010,000 Shares on June 30, 2018.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of gold. The gold held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants (defined under Item 7) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.graniteshares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The objective of the Trust is for the value of the Shares to reflect, at any given time, the value of the assets owned by the Trust at that time less the Trust’s accrued expenses and liabilities as of that time. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in gold. An investment in allocated physical gold bullion requires expensive and sometimes complicated arrangements in connection with the assay, transportation and warehousing of the metal. Traditionally, such expense and complications have resulted in investments in physical gold bullion being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical gold bullion, while at the same time having an intrinsic value that reflects, at any given time, the price of the assets owned by the Trust at such time less the Trust expenses and liabilities. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market.

Advantages of investing in the Shares include:

Minimal credit risk.

The Shares are backed primarily by allocated physical gold bullion identified as the Trust’s property in the Custodian’s books. The Trust arrangements contemplate that no Shares can be issued unless the corresponding amount of gold has been deposited into the Trust. Once deposited into the Trust, gold is only removed from the Trust if (i) sold to pay Trust expenses (such as the Sponsor’s Fee and any other expenses not assumed by the Sponsor) or liabilities to which the Trust may be subject, or (ii) transferred from the Trust’s account to an Authorized Participant’s account in exchange for one or more Baskets of Shares surrendered for redemption.

Ease and flexibility of investment.

Retail investors may purchase and sell Shares through traditional brokerage accounts. Because the amount of gold corresponding to a Share is significantly less than the minimum amounts of physical gold bullion that are commercially available for investment purposes, the cash outlay necessary for an investment in Shares should be less than the amount required for currently existing means of investing in physical gold bullion. Shares are eligible for margin accounts.

Relatively cost efficient.

Although the return, if any, of an investment in the Shares is subject to the additional expenses of the Trust, including the Sponsor’s Fee, the Trustee’s Fee, the Custodian’s Fee, and to other costs and expenses not assumed by the Sponsor which would not be incurred in the case of a direct investment in gold, the Shares may represent a cost-efficient alternative for investors not otherwise in a position to participate directly in the market for allocated physical gold bullion, because the expenses involved in an investment in allocated physical gold bullion through the Shares are dispersed among all holders of Shares.

Description of the Gold Industry

Introduction

This section provides a brief introduction to the gold industry by looking at some of the key participants, detailing the primary sources of demand and supply and outlining the role of the “official” sector (i.e., central banks) in the market.

Market Participants

The participants in the world gold industry may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

The Mining and Producer Sector

This group includes mining companies that specialize in gold and silver production; mining companies that produce gold as a by-product of other production (such as a copper or silver producer); scrap merchants and recyclers.

The Banking Sector

Bullion banks provide a variety of services to the gold market and its participants, thereby facilitating interactions between other parties. Services provided by the bullion banking community include traditional banking products as well as mine financing, physical gold purchases and sales, hedging and risk management, inventory management for industrial users and consumers, and gold deposit and loan instruments.

The Official Sector

The official sector encompasses the activities of the various central banking operations of gold-holding countries. Having been a source of gold supply for many years, the official sector became a source of net demand in 2010. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being a significant shift in the gold market.

The Investment Sector

This sector includes the investment and trading activities of both professional and private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges and retail-level coin collectors.

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewelry industry is a large user of gold. Other industrial users of gold include the electronics and dental industries.

World Gold Supply and Demand (2008-2017)

The following table sets forth a summary of the world gold supply and demand from 2008 to 2017:

(tonnes)(1) Supply	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Mine production	2,467	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,251	3,247
Scrap	1,388	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210
Net hedging supply	-357	-234	-106	18	-40	-39	108	21	32	-41
Total Supply	3,497	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,415
Demand
Jewelry	2,355	1,866	2,083	2,099	2,066	2,726	2,559	2,464	1,953	2,214
Industrial fabrication	479	426	480	470	432	428	411	376	366	380
of which electronics	334	295	346	342	310	306	297	267	264	277
of which dental & medical	56	53	48	43	39	36	34	32	30	29
of which other industrial	89	79	86	85	84	85	80	76	71	73
Net official sector	-235	-34	77	457	544	409	466	443	269	366
Retail investment	939	866	1,263	1,617	1,407	1,871	1,162	1,160	1,043	1,028
of which bars	667	562	946	1,248	1,057	1,444	886	875	786	780
of which coins	272	304	317	369	350	426	276	284	257	248
Physical Demand	3,538	3,125	3,903	4,643	4,449	5,434	4,598	4,442	3,630	3,988
Physical Surplus/Deficit	-40	1,057	504	-59	94	-1,094	-151	-20	959	427
ETF inventory build	321	623	384	189	279	-879	-155	-117	539	177
Exchange Inventory build	34	39	54	-6	-10	-98	1	-48	86	0
Net Balance	-396	395	67	-241	-176	-117	3	146	334	250
Gold Price (LBMA PM, US$/oz)	871.96	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Survey 2018, GFMS, Thomson Reuters

Historical Chart of the Price of Gold

The price of gold is volatile and its fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of gold in the past, and any past or present trends, are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve gold holdings, agreements among central banks, fluctuations in the value of the U.S. dollar, political uncertainties around the world, and economic concerns.

The following chart illustrates the changes in the LBMA gold prices from July 2008 through June 2018:

Source: Bloomberg and GraniteShares

Operation of the Gold Market

The global trade in gold consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Over-the-Counter Market

The OTC gold market includes spot, forward, and option and other derivative transactions conducted on a principal-to-principal basis. While this is a global, nearly 24-hour per day market, its main centers are London, New York and Zurich.

Most OTC market trades are cleared through London. The LBMA plays an important role in setting OTC gold trading industry standards. A London Good Delivery Bar (as described below), which is acceptable for settlement of any OTC transaction, will be acceptable for delivery to the Trust in connection with the issuance of Baskets.

Futures Exchanges

Futures exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities, such as futures, options and certain swaps. The terms of these contracts are defined by an exchange for each commodity. For each commodity traded, the contract specifies the precise commodity quality and quantity standards, as well as the location and timing of physical delivery for the reference physical commodity, although only a very small number of these contracts result in the actual commodity delivery.

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. The futures and options contracts, as well as some swaps, are cleared through a derivatives clearing organization which ensures more accurate valuation of positions in these contracts as well as settlement of trades in these contracts.

The most significant gold futures exchange in the U.S. is COMEX, operated by Commodities Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc., and a subsidiary of the Chicago Mercantile Exchange Group (the “CME Group”). Other commodity exchanges include the Tokyo Commodity Exchange (“TOCOM”), the Multi Commodity Exchange Of India (“MCX”), the Shanghai Futures Exchange, ICE Futures US (the “ICE”), and the Dubai Gold & Commodities Exchange.

Exchange Regulation

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels, internal and external governmental supervision. The internal is performed through self-regulation as self-regulatory organizations and consists of regular monitoring of the trading process to ensure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to ensure that they continuously meet financial commitments; and the positions of commercial and non-commercial customers to ensure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement. The CFTC oversees the operation of the U.S. commodity futures markets, including COMEX and ICE Futures US. One of the principal public policy objectives of the Commodity Exchange Act is to ensure the integrity of the markets it oversees and the reliability of the prices of trades on those markets. The Commodity Exchange Act and CFTC require futures exchanges to ensure compliance with core principles applicable to designated contract markets to have rules and procedures to prevent market manipulation, abusive trade practice and fraud, and the CFTC conducts regular review of the markets’ rule enforcement programs. Other local regulators enforce their own regulations governing trading platforms and futures exchanges located in their jurisdictions.

The London Bullion Market

Most trading in physical gold is conducted on the OTC market, predominantly in London. The LBMA coordinates various OTC-market activities, including clearing and vaulting, acts as the principal intermediary between physical gold market participants and the relevant regulators, promotes good trading practices and develops standard market documentation. In addition, the LBMA promotes refining standards for the gold market by maintaining the “London Good Delivery List,” which identifies refiners of gold that have been approved by the LBMA.

In the OTC market, gold bars that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA-acceptable refiner) and appearance described in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA are referred to as “London Good Delivery Bars.” A London Good Delivery Bar (typically called a “400 ounce bar”) must contain between 350 and 430 fine troy ounces of gold (1 troy ounce = 31.1034768 grams), with a minimum fineness (or purity) of 995 parts per 1000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the refiners identified on the London Good Delivery List.

London Market Regulation

Following the enactment of the Financial Markets Act 2012, the Prudential Regulation Authority of the Bank of England is responsible for regulating most of the financial firms that are active in the bullion market, and the Financial Conduct Authority is responsible for consumer and competition issues. Trading in spot, forwards and wholesale deposits in the bullion market is subject to the Non-Investment Products Code adopted by market participants.

Not a Regulated Commodity Pool

The Trust does not trade in gold futures, options or swap contracts on any futures exchange or over the counter. The Trust takes delivery of gold that complies with the LBMA gold delivery rules. Because the Trust does not trade in gold futures, options or swap contracts on any futures exchange or OTC, the Trust is not regulated by the CFTC or the NFA under the Commodity Exchange Act as a “commodity pool,” and is not required to be operated by a CFTC-regulated commodity pool operator or advised by a commodity trading advisor. Investors in the Trust do not receive the regulatory protections afforded to investors in commodity pools operated by registered commodity pool operators, nor may any futures exchange or the NFA enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust do not benefit from the protections afforded to investors in gold futures, options or swaps contracts on regulated futures exchanges or OTC.

Other Methods of Investing in Gold

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of gold less the Trust’s expenses and liabilities, Shares may trade at, above or below their NAV. The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and the Exchange. While the Shares trade on the Exchange until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Trustee values the gold held by the Trust using that day’s LBMA Gold Price PM. LBMA Gold Price PM is the price per fine troy ounce of gold, stated in U.S. dollars, determined by IBA following one or more 45-second electronic auctions conducted starting at 3:00 p.m. (London time), on each day that the London gold market is open for business, and announced by the LBMA shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the LBMA Gold Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, the Sponsor will identify an alternate basis for evaluation to be employed by the Trustee. Further, the Sponsor may instruct the Trustee to use on an on-going basis a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold. Neither the Trustee nor the Sponsor are liable to any person for the determination that the most recently announced LBMA Gold Price PM (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith.

On each day that the LBMA Gold Price PM is to be determined, a price for the first round of auction (and any round thereafter) is set by a chairperson appointed by IBA, based on a set of rules and taking into account relevant pricing information available at the time, and made publicly available in advance of the auction. Beginning at 3:00 p.m. (London time), the direct participants pre-qualified by IBA and their sponsored clients are allowed, but not required, to electronically submit during a 45-second period buy and/or sell orders for spot transactions in gold at the pre-determined price. If at the conclusion of the 45-second round the market is determined by IBA to be balanced, the price determined by a chairperson for that round is the LBMA Gold Price PM for that day and announced as such by the LBMA. If the market is not balanced at the end of the first auction, a chairperson will revise the starting price, and an additional 45-second auction is held at the new price. If necessary, the process is repeated until the market is determined to be balanced and the price at which that determination occurs is the LBMA Gold Price PM for that date. For these purposes, the market is considered to be balanced when, at the end of an auction, the total number of ounces of gold for which buy orders were submitted in that auction falls within a certain pre-determined margin of tolerance from the total number of ounces of gold for which sell orders were submitted in the auction. Once the LBMA Gold Price PM has been determined for a given day, the buy and sell orders entered by the auction participants during the last auction will be executed at that day’s LBMA Gold Price PM. Any market imbalance remaining after the last auction (which must be within the margin of tolerance) is allocated equally among all participants (and not only those participating in any auction held on that date). IBA reserves a right to limit the allocation of any market imbalance on any date only among participants that have entered an order during an auction on that date.

Once the value of the Trust’s gold has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV per Share by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made. Any estimate of the accrued but unpaid fees, expenses and liabilities of the Trust for purposes of computing the net asset value of the Trust and NAV per Share of the Trust made by the Trustee in good faith shall be conclusive upon all persons interested in the Trust.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following expenses incurred by the Trust: The Trustee’s Fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, the Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.20% of the net asset value of the Trust and is payable monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Presently, the Sponsor does not intend to waive any part of its fee. Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum Share holding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

The Sponsor’s Fee will be paid through delivery of gold from the Trust Unallocated Account that has been de-allocated from the Trust Allocated Account for this purpose. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times, as may be necessary to permit payment of the Trust expenses or liabilities not assumed by the Sponsor. The Trustee will endeavor to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian may, but is not required to purchase gold needed to cover Trust expenses provided that if the Trustee’s instruction to sell gold is received by the Custodian by 2:00 p.m. (London time), the purchase price for the gold will be that day’s LBMA Gold Price PM (or other applicable benchmark price), and if the Trustee’s instruction to sell gold is received by the Custodian after 2:00 p.m. (London time), the purchase price will be the next LBMA Gold Price PM (or other applicable benchmark price) available after that day.

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each sale of gold by the Trust will be a taxable event to Shareholders for federal income tax purposes. See “United States Federal Income Tax Consequences—Taxation of U.S. Shareholders.”

The Sponsor’s Fee for the fiscal year ended June 30, 2018 was $44,776.

Deposit of Gold; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 10,000 Shares. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. Only Authorized Participants can deposit gold and receive Baskets of Shares in exchange. As of the date of this prospectus, J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp. and Virtu Financial BD LLC are the Authorized Participants. The Sponsor and the Trustee will maintain a current list of Authorized Participants. Gold allocated by the Custodian to the Trust Allocated Account must meet the London Good Delivery Standards.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire. The Trustee will acknowledge the purchase order unless it or the Sponsor decides to refuse the purchase order as permitted by the Trust Agreement. The date the Trustee receives that order determines the Basket Amount the Authorized Participant needs to deposit. However, orders received by the Trustee after 3:59 p.m. (New York time) on a normal business day, or on a business day when the LBMA Gold Price PM or other applicable benchmark price is not announced, will not be accepted.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:30 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Amount that the Authorized Participant must deliver to the Custodian at the Trust Unallocated Account loco London in exchange for each Basket. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit gold in exchange for Baskets of Shares and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

The Basket Amount necessary for the creation of a Basket changes from day to day. The initial Basket Amount at the time of creation of the Trust was 1,000 Fine Ounces of gold. On each day that the Exchange is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “The Trust—Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined, and description of how the Trustee determines the NAV. The Trustee determines the Basket Amount for a given day by dividing the number of Fine Ounces of gold held by the Trust as of the opening of business on that business day, adjusted for the amount of gold constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 10,000

Fractions of a Fine Ounce of gold smaller than 0.001 Fine Ounce are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s Fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.20%), in the absence of any extraordinary expenses or liabilities, the amount of gold by which the Basket Amount decreases each day is predictable. Authorized Participants may use that indicative Basket Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The Authorized Participant Agreement provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Amount determined by the Trustee on the effective date of the purchase order.

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust Allocated Account (other than up to 430 Fine Ounces, which may be held in the Trust Unallocated Account) the corresponding amount of gold.

Redemption of Baskets

Authorized Participants, acting on authority of the registered holder of Shares or on their own account, may surrender Baskets of Shares in exchange for the corresponding Basket Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of gold corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 10,000 Shares each.

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request indicating the number of Baskets it intends to redeem or on a business day when the LBMA Gold Price PM or other applicable benchmark price is not announced. The date the Trustee receives that order determines the Basket Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day or on a business day when the LBMA Gold Price PM or other applicable benchmark price is not announced, will not be accepted.

The redemption distribution from the Trust will consist of a credit to the redeeming Authorized Participant’s unallocated account representing the amount of the gold held by the Trust evidenced by the Shares being redeemed as of the date of the redemption order. Fractions of a Fine Ounce included in the redemption distribution smaller than 0.001 of a Fine Ounce are disregarded. The redemption distribution will not be delivered unless and until all of the Shares to be redeemed have been received by the Trustee.

In connection with any issuance or redemption of Shares, the Authorized Participant shall be responsible for paying or reimbursing to the Custodian and the Trustee the amount of any applicable tax, fees or other governmental charge that may be due in connection with the transfer of gold and the issuance and delivery of Shares, and any expense associated with the delivery of gold other than by credit to an Authorized Participant’s unallocated account with the Custodian.

Redemptions may be suspended, or the date for delivery of gold may be postponed, only (i) during any period in which regular trading on the Exchange is suspended or restricted or the Exchange is closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of gold is not reasonably practicable. Neither the Trustee nor the Sponsor will be liable to any person by reason of any such suspension or postponement.

Fees and Expenses of the Trustee

Each deposit of gold for the creation of Baskets of Shares and each surrender of Baskets of Shares for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

The Trustee is entitled to reimburse itself from the assets of the Trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the Trust or in connection with any discretionary action the Trustee may take to protect the Trust or the interests of the holders.

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on January 6, 2017. The Sponsor’s office is located at 205 Hudson Street, New York, New York 10013. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, GraniteShares, Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor will arrange for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor has agreed to assume the organizational expenses of the Trust and the following expenses incurred by the Trust: The Trustee’s monthly fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

The Sponsor will not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to direct the Trustee to appoint any new or additional Custodian that the Sponsor selects.

The Sponsor will (1) develop a marketing plan for the Trust on an ongoing basis, (2) prepare marketing materials regarding the Shares, including the content of the Trust’s website, and (3) execute the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of December 31, 2017.

The Trustee’s Role

The Trustee is responsible for the day-to-day administration of the Trust. This includes (i) processing orders for the creation and redemption of Baskets; (ii) coordinating with the Custodian the receipt and delivery of gold transferred to, or by, the Trust in connection with each issuance and redemption of Baskets; (iii) calculating the net asset value of the Trust on each business day; and (iv) selling the Trust’s gold as needed to cover the Trust’s expenses. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of the financial statements of the Trust and with all periodic reports required to be filed with the SEC on behalf of the Trust.

The Custodian

ICBC Standard Bank Plc, a public limited company incorporated under the laws of England and Wales, serves as the Custodian of the Trust’s gold.

The Custodian’s Role

The Custodian is responsible for holding the Trust’s allocated gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. Unless otherwise agreed between the Trustee (as instructed by the Sponsor) and the Custodian, physical gold must be held by the Custodian at its London vault premises. At the end of each business day, the Custodian will hold no more than 430 Fine Ounces of unallocated gold for the Trust, which corresponds to the maximum Fine Ounce weight of a London Good Delivery Bar. The Custodian converts the Trust’s gold between allocated and unallocated gold when: (1) Authorized Participants engage in creation and redemption transactions with the Trust; or (2) gold is sold to pay Trust expenses. The Custodian will facilitate the transfer of gold in and out of the Trust through the unallocated gold accounts it may maintain for each Authorized Participant or unallocated gold accounts that may be maintained for an Authorized Participant by another LBMA-approved gold-clearing bank, and through the unallocated gold account it will maintain for the Trust. The Custodian is responsible for allocating specific bars of gold to the Trust Allocated Account.

The Custodian will provide the Trustee with regular reports detailing the gold transfers in and out of the Trust Unallocated Account with the Custodian and identifying the gold bars held in the Trust Allocated Account.

The Custodian’s fees and expenses are to be paid by the Sponsor. The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. The Trustee, on behalf of the Trust, has entered into the Custody Agreements with the Custodian, under which the Custodian maintains the Trust Unallocated Account and the Trust Allocated Account.

Pursuant to the Trust Agreement, if, upon the resignation of the Custodian, there would be no custodian acting pursuant to the Custody Agreements, the Trustee shall, promptly after receiving notice of such resignation, appoint a substitute custodian or custodians selected by the Sponsor pursuant to custody agreement(s) approved by the Sponsor (provided, however, that the rights and duties of the Trustee under the Trust Agreement and the custody agreement(s) shall not be materially altered without its consent). When directed by the Sponsor, and to the extent permitted by, and in the manner provided by, the Custody Agreements, the Trustee shall remove the Custodian and appoint a substitute or appoint an additional custodian or custodians selected by the Sponsor. Each such substitute or additional custodian shall, forthwith upon its appointment, enter into a Custody Agreement in form and substance approved by the Sponsor. After the entry into the Custody Agreements, the Trustee shall not enter into or amend any Custody Agreement with a custodian without the written approval of the Sponsor (which approval shall not be unreasonably withheld or delayed). When instructed by the Sponsor, the Trustee shall demand that a custodian of the Trust deliver such of the Trust’s gold held by it as is requested of it to any other custodian or such substitute or additional custodian or custodians directed by the Sponsor. In connection with such transfer of physical gold, the Trustee will, at the direction of the Sponsor, cause the physical gold to be weighed or assayed. The Trustee shall have no liability for any transfer of physical gold or weighing or assaying of delivered physical gold as directed by the Sponsor, and in the absence of such direction shall have no obligation to effect such a delivery or to cause the delivered physical gold to be weighed, assayed or otherwise validated.

Under the Trust Agreement, the Sponsor is responsible for appointing accountants, auditors or other inspectors to audit or examine the accounts and operations of the Custodian and any successor custodian or additional custodian at such times as directed by the Sponsor as permitted by the Custody Agreements. See “—Inspection of Gold” for a summary of the provisions of the Custody Agreements permitting the Sponsor and the Trustee and their identified representatives, independent public accountants and physical gold auditors to access the premises of the Custodian and to examine the physical gold and records maintained by the Custodian pursuant to the Custody Agreements. The Trustee has no obligation to monitor the activities of the Custodian other than to receive and review such reports of the gold held for the Trust by such Custodian and of transactions in gold held for the account of the Trust made by such Custodian pursuant to the Custody Agreements.

Inspection of Gold

Under the Custody Agreements, the Custodian will allow the Sponsor and the Trustee and their identified representatives, independent public accountants and physical gold auditors (currently Inspectorate), access to its premises upon reasonable notice during normal business hours, to examine the physical gold and such records as they may reasonably require to perform their respective duties with regard to investors in Shares. The Trustee agrees that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures, and any such audit shall be at the Trust’s expense.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 10,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

Distributions

If the Trust is terminated and liquidated, the Trustee will distribute to the Shareholders any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Shareholders of record on the record date fixed by the Trustee for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting and Approvals

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares. In addition, certain amendments to the Trust Agreement require advance notice to the Shareholders before the effectiveness of such amendments, but no Shareholder vote or approval is required for any amendment to the Trust Agreement.

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates is deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practice.

Custody of the Trust’s Gold

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates gold deposited in unallocated form with the Trust by selecting bars of physical gold for deposit to the Trust Allocated Account. All physical gold allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM (including without limitation the good delivery rules of the LPPM).

Gold held for the Trust Allocated Account by the Custodian is held at the Custodian’s London vault. Gold temporarily held by the Custodian’s currently selected sub-custodians and by sub-custodians of sub-custodians may be held in vaults located in England or in other locations. When physical gold is held for the Trust Allocated Account by a sub-custodian, the Custodian will use, or where applicable require any sub-custodian to use, commercially reasonable efforts to promptly transport such physical gold held on behalf of the Trust to the Custodian’s London vault premises at the Custodian’s own cost and risk.

The Custodian’s vault is managed by The Brink’s Company. The Custodian segregates by identification in its books and records the Trust’s gold in the Trust Allocated Account from any other gold which it owns or holds for others and requires the sub-custodians it selects to so segregate the Trust’s gold held by them. This requirement reflects the current custody practice in the London bullion market and, under the Trust Allocated Account Agreement, the Custodian is deemed to have communicated such requirement by virtue of its participation in the London bullion market. The Custodian’s books and records are expected, as a matter of current London bullion market custody practice, to identify every bar of gold held in the Trust Allocated Account in its own vault by refiner, assay, serial number and weight. Sub-custodians selected by the Custodian are also expected, as a matter of current industry practice, to identify in their books and records each bar of gold held for the Custodian by serial number and such sub-custodians may use other identifying information.

The Sponsor has contracted with a specialist bullion assaying firm to provide biannual inspections of the gold bars held on behalf of the Trust and the Custodian’s records concerning the Trust Allocated Account and the Trust Unallocated Account as they may be reasonably required to perform their respective duties to Shareholders. One audit will be conducted at the end of the fiscal year (June 30) and the other at random, with the consent of the Custodian, on a date selected by the assaying firm.

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Vedder Price P.C., special United States federal income tax counsel to the Sponsor. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

-	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

-	a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

-	an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

-	a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or a trust that has made a valid election under applicable Treasury Regulations to be treated as a domestic trust.

A Shareholder that is not (i) a U.S. Shareholder as defined above or (ii) a partnership for United States federal income tax purposes is considered a “Non-U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Vedder Price P.C., special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. The opinion of Vedder Price P.C. represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders.

The following discussion assumes that the Trust will be classified as a “grantor trust” for United States federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust will be the same as its tax basis and holding period for the gold delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

When the Trust sells gold, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the gold that was sold. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion or all, respectively, of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event, unless a nonrecognition provision of the Code applies to such sale.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, that is treated as the basis of the gold received by the Shareholder in the redemption

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold, held for more than one year are taxed at a maximum rate of 28%, rather than the current maximum 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the Trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum federal income tax rate of 28%. The federal income tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less are generally the same as those at which ordinary income is taxed. A U.S. corporation’s capital gain is generally taxed at the same federal income tax rates applicable to the corporation’s ordinary income.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning before January 1, 2018 and after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code Section 851 should consult with their tax advisers concerning (i) the likelihood that an investment in Shares may be considered an investment in the underlying gold for purposes of Code Section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851. We note that in recent administrative guidance, the IRS stated that it will no longer issue rulings under Code Section 851(b) relating to the determination of whether or not an instrument or position is a “security,” but, instead, intends to defer to guidance from the SEC for such determination.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under Section 401(a) of the Code (“Tax Qualified Account”), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings which provide that the purchase of shares of trusts similar to the Trust by an IRA or a Tax Qualified Account will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code Section 408(m). However, if any of the Shares so purchased are distributed from an IRA or Tax Qualified Account to the IRA owner or plan participant, or if any gold received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it is distributed (or treated as distributed pursuant to Code section 408(m)) to the IRA owner or plan participant, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Private letter rulings are only binding on the IRS with respect to the taxpayer to which they were issued and the Trust has neither requested nor obtained such a private letter ruling. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code Section 408(m).

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses. A U.S. Shareholder may be subject to United States backup withholding tax, at a rate of 24%, in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person, and some Non-U.S. Shareholders will be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s United States federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction other than the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

ERISA and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the Plan’s governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the Plan’s funding objectives, (4) the tax effects of the investment on the Plan, and (5) whether the investment is prudent considering the factors discussed in this prospectus. In addition, ERISA and Code section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are “parties in interest” under ERISA or “disqualified persons” under section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes and other liabilities. Plans subject to Other Law may be subject to similar restrictions.

It is anticipated that the Shares will constitute “publicly offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Allowing an investment in the Trust is not to be construed as a representation by the Sponsor or any of its affiliates, agents or employees that this investment meets some or all of the relevant legal requirements with respect to investments by any particular Plan or that this investment is appropriate for any such particular Plan. The person with investment discretion should consult with the Plan’s attorney and financial advisors as to the propriety of an investment in the Trust in light of the circumstances of the particular Plan, current tax law and ERISA.

Item 1A. Risk Factors

Shareholders should consider carefully the risks described below before making an investment decision. Shareholders should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

Because the Shares are created to reflect the price of the gold held by the Trust, the market price of the Shares will be as unpredictable as the price of gold has historically been. This creates the potential for losses, regardless of whether you hold Shares for the short-, mid- or long-term.

Shares are created to reflect, at any given time, the market price of gold owned by the Trust at that time less the Trust’s expenses and liabilities. Because the value of Shares depends on the price of gold, it is subject to fluctuations similar to those affecting gold prices. The price of gold has fluctuated widely over the past several years. If gold markets continue to be characterized by the wide fluctuations that they have shown in the past several years, the price of the Shares will change widely and in an unpredictable manner. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the mid- or long-term you may never realize a profit, because gold markets have historically experienced extended periods of flat or declining prices.

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

●	Large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decides to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected.

●	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively impacting the price of the Shares. Attitudes towards gold could be influenced by:

●	Investors’ expectations regarding future inflation rates;

●	Currency exchange rate volatility;

●	Interest rate volatility; and

●	Unexpected political, economic, global or regional incidents.

Conversely, several factors may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses when the causes for the temporary increase disappear.

As the Sponsor has a limited history of operating an investment vehicle like the Trust, its experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has a limited history of past performance in operating an investment vehicle like the Trust. The past performances of the Sponsor’s management in other positions are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is not adequate or suitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Actual or perceived disruptions in the processes used to determine the new LBMA Gold Price PM, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

The London PM Fix was the benchmark price for valuation of gold prior to March 20, 2015, at which time the London PM Fix was discontinued and replaced by the LBMA Gold Price PM. The LBMA Gold Price AM and LBMA Gold Price PM are gold price benchmark mechanisms administered by ICE Benchmark Administration (“IBA”), an independent specialist benchmark administrator appointed by the LBMA. Twice daily during London business hours IBA hosts an electronic, physically settled, and tradable auction, during which buyers and sellers trade physical spot gold at a pre-determined price and the price of the final auction is published to the market as the LBMA Gold Price AM and LBMA Gold Price PM for that day. IBA hosts each auction in rounds of 45 seconds (which may be adjusted by IBA by notice). The prices for each round of any auction are set by an independent chairperson appointed by IBA, who sets the prices in their sole discretion in line with the market conditions and the activity in the auction. An auction will conclude following a round in which the difference between the entered buying and selling interest (referred to as imbalance) does not exceed a certain volume of gold identified by IBA (initially set at 20,000 troy ounces), and the price for that round will be published as the LBMA Gold Price AM (for the auction taking place at 10:00 a.m. (London time)) or the LBMA Gold Price PM (for the auction taking place at 3:00 p.m. (London time)) for that day. IBA has indicated that the chairperson responsible for setting the prices for the auctions will have the requisite credentials and experience and will be independent from any direct participant or sponsored client. However, because the identity of the chairperson will not be disclosed to the market, it will not be possible to independently assess the adequacy of the chairperson’s qualifications or to assure the chairperson’s independence from any third party or market participant. In addition, because the chairperson has unlimited discretion in setting the auction prices and does not rely on any automated algorithm for the price setting, there can be no assurance that the LBMA Gold Price AM or LBMA Gold Price PM will accurately reflect the fundamentals of the gold market. See “The Trust – Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined.

Furthermore, while the features of the mechanism to determine the LBMA Gold Price AM and LBMA Gold Price PM may be improvements over the London AM Fix and London PM Fix, investors should keep in mind that electronic markets are not exempt from failures.

As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, a LBMA Gold Price AM or LBMA Gold Price PM on any given day. In addition, if a perception were to develop that the LBMA Gold Price AM or LBMA Gold Price PM is vulnerable to manipulation attempts, or if the new administration proceedings surrounding the determination of the LBMA Gold Price AM or LBMA Gold Price PM are not received with confidence by the markets, the behavior of investors and traders in gold may change, and those changes may have an effect on the price of gold (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of gold at any given time may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Gold Price AM or LBMA Gold Price PM or any inaccuracies in setting of the auction prices on the operations of the Trust include the potential for an incorrect valuation of the Trust’s gold, an inaccurate computation of the Sponsor’s Fee, and the sales of gold to cover Trust expenses at prices that do not accurately reflect the fundamentals of the gold market. Each of these events could have an adverse effect on the value of the Shares.

Effective April 1, 2015, the LBMA Gold Price AM and LBMA Gold Price PM became regulated by the Financial Conduct Authority of the United Kingdom (the “FCA”).

As of the date of this prospectus, the Sponsor has no reason to believe that the LBMA Gold Price (AM or PM) will not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Gold Price PM with a more reliable indicator of the value of the Trust’s gold. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Gold Price PM to a new benchmark price will not adversely affect the price of the Shares.

The amount of gold represented by each Share will decrease over the life of the Trust due to the sales of gold necessary to pay the Sponsor’s Fee and Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $100,000 per annum. Any legal fees and expenses in excess of that amount will be the responsibility of the Trust.

Because the Trust does not have any income, it needs to sell gold to cover expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of gold held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell gold to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of gold represented by each Share. New deposits of gold, received in exchange for new Shares issued by the Trust, do not reverse this trend.

A decrease in the amount of gold represented by each Share results in a decrease in its price even if the price of gold has not changed. To retain the Share’s original price, the price of gold has to increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will force the Trustee to sell larger amounts of gold, and will result in a more rapid decrease of the amount of gold represented by each Share and a corresponding decrease in its value.

Future governmental decisions may have significant impact on the price of gold, which may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust.

Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold, and may result in a significant decrease or increase in the value of the net assets and the net asset value of the Trust. Further regulations applicable to U.S. banks and non-U.S. bank entities operating in the U.S. with respect to their trading in physical commodities, such as precious metals, may further impact the price of gold in the U.S.

The Trust is a passive investment vehicle. This means that the value of your Shares may be adversely affected by Trust losses that, if the Trust had been actively managed, it might have been possible to avoid.

The Trustee does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The price received upon the sale of Shares may be less than the value of the gold represented by them.

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the gold owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of Shares outstanding on that day, results in the NAV per Share.

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and the Exchange. While the Shares will trade on the Exchange until 4:00 p.m. (New York time), liquidity in the market for gold will be reduced after the close of the major world gold markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

An investment in the Trust may be adversely affected by competition from other methods of investing in gold.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could affect the market capitalization of the Trust and reduce the NAV. To the extent existing exchange traded funds, or ETFs, or other exchange traded vehicles tracking gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETFs or other exchange traded vehicles could negatively affect physical gold bullion prices and the price and NAV.

The Trust may be forced to sell gold earlier than anticipated if expenses are higher than expected.

The Trust may be forced to sell physical gold earlier than anticipated if the Trust’s expenses are higher than estimated. Such accelerated sales may result in a reduction of the NAV and the value of the Shares.

Because the Trust is not a diversified investment, it may be more volatile than other investments.

An investment in the Trust is not intended as a complete investment plan. Because the Trust principally only holds physical gold, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio. Accordingly, the NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. An investment in the Trust may be deemed speculative and is not intended as a complete investment program; therefore investors should review closely the objective and strategy, the investment and operating restrictions and the redemption provisions of the Trust as outlined herein and familiarize themselves with the risks associated with an investment in the Trust.

The liquidation of the Trust may occur at a time when the disposition of the Trust’s gold will result in losses to investors in Shares.

The Trust may have a limited duration. If certain events occur, at any time, the Trustee will have to terminate the Trust. See “Description of the Shares and the Trust Agreement—Amendment and Termination” for more information about the termination of the Trust, including when events outside the control of the Sponsor, the Trustee or the Shareholders may prompt the Trust’s termination.

Upon termination of the Trust, the Trustee will sell gold in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Trust. The remaining gold will be distributed among Authorized Participants surrendering Shares. Any gold remaining in the possession of the Trustee after 60 days may be sold by the Trustee and the proceeds of the sale will be held by the Trustee until claimed by any remaining holders of Shares. Sales of gold in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the value of gold decreases, these delays may result in a decrease in the value of the gold the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of gold, redemptions may be suspended during any period while regular trading on the Exchange is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of gold decreases before such Authorized Participant is able again to surrender Shares for redemption, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one or more Authorized Participants that have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

●	Exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act;

●	Reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports;

●	Exemption from the requirements of holding non-binding shareholder votes on executive compensation arrangements; and

●	Exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates and (B) been public for at least 12 months. The value of the Trust’s outstanding equity will be measured each year on the last day of its second fiscal quarter.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

Authorized Participants with large holdings may choose to terminate the Trust.

Holders of 75% of the Shares have the power to terminate the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in gold through the vehicle of the Trust will have to find another vehicle and may not be able to find another vehicle that offers the same features as the Trust.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on the Exchange, you should not assume that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall or otherwise diverge from NAV.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares of a corporation. You will only have the limited rights described under “Description of the Shares and the Trust Agreement.”

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended, or the protections afforded by the Commodity Exchange Act of 1936, as amended.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts, “commodity interests”, or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (the “NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”. Consequently, the Trustee and Sponsor are not subject to registration as commodity pool operators or commodity trading advisors with respect to the Trust or the Shares. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by a registered commodity pool operator or a commodity trading advisor with respect to the Trust, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

The value of the Shares will be adversely affected if gold owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The Custodian is responsible to the Trust for loss or damage to the Trust’s gold only under limited circumstances. The agreements with the Custodian contemplate that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under those agreements. The Custodian’s liability will not exceed the market value of the gold credited to the Trust Unallocated Account and the Trust Allocated Account at the time such negligence, fraud or willful default is either discovered by or notified to the Custodian (such market value calculated using the nearest available LBMA Gold Price PM following the occurrence of such negligence, fraud or willful default), provided that, in the case of such discovery by or notification to the Custodian, the Custodian notifies the Sponsor and the Trustee promptly after any discovery of such negligence, fraud or willful default. Furthermore, the Custodian is not liable for any delay in performance, or for the non-performance, of any of its obligations under the Custody Agreements by reason of any cause beyond the Custodian’s reasonable control, including any act of God or war or terrorism, any breakdown, malfunction or failure of, or connected with, any communication, computer, transmission, clearing or settlement facilities, industrial action, or acts, rules and regulations of any governmental or supra national bodies or authorities or any relevant regulatory or self-regulatory organization.

In addition, because the Custody Agreements are governed by English law, the holders of the Shares may have no rights against the Custodian and any rights they may have against the Custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. The choice of English law to govern the Custody Agreements, however, is not expected to affect any rights that the holders of the Shares may have against the Trust or the Trustee.

Moreover, the Trust may not be in a position to recover insurance proceeds in the event of any loss with respect to its gold. The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate, which does not cover the full amount of gold held in custody. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian will maintain adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. The Custodian and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

Any loss of gold owned by the Trust will result in a corresponding loss in the net asset value of the Trust and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on the Exchange.

Although the relationship between the Custodian and the Trustee concerning the Trust’s allocated gold is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be frustrated.

The obligations of the Custodian under the Custody Agreements are governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), London Bullion Market Association (LBMA) rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant will have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Gold held in the Trust Unallocated Account and any Authorized Participant’s unallocated gold account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the gold bars held in the Trust Allocated Account.

Gold which is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the Trust Unallocated Account and, previously or subsequently in, the unallocated gold account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Trust Unallocated Account Agreement, or if a subcustodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

In the event of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would retain legal title to the allocated gold bars, the Trust could incur expenses in connection with obtaining control of the allocated gold bars, and the assertion of a claim by such liquidator for unpaid fees could delay creations and redemptions of Baskets.

From time to time sub-custodians may be employed by the Custodian to provide temporary custody and safekeeping of the Trust’s gold. The obligations of any sub-custodian of the Trust’s gold are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its gold custodied with sub-custodians.

Gold bars may be held by one or more sub-custodians appointed by the Custodian or employed by the sub-custodians appointed by the Custodian, until it is transported to the Custodian’s London vault premises. Under the Trust Allocated Account Agreement, except for an obligation on the part of the Custodian to use commercially reasonable efforts to obtain delivery of the Trust’s gold bars from any sub-custodians appointed by the Custodian, the Custodian is not liable for the acts or omissions of its sub-custodians unless the selection of such sub-custodians was made negligently or in bad faith. There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s gold bars and the Trustee or the Custodian, because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of gold. If the Trust’s gold bars are lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian.

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may temporarily hold the Trust’s gold bars until transported to the Custodian’s London vault, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s gold bars could result in a loss to the Trust.

Under the Trust Allocated Account Agreement, the Custodian agreed that it will hold all of the Trust’s gold bars in its own vault premises except when the gold bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the gold bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there may be periods of time when some portion of the Trust’s gold bars will be held by one or more sub-custodians appointed by the Custodian or by a sub-custodian of such sub-custodian.

The Custodian is required under the Trust Allocated Account Agreement to use reasonable care in appointing its sub-custodians but otherwise has no other responsibility in relation to the sub-custodians appointed by it. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold bars or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold bars and certain related records maintained by the Custodian.

The value of the Shares will be adversely affected if any services provided to the Trust by the Sponsor, the Custodian or the Trustee are suddenly or unexpectedly terminated.

Upon the sudden or unexpected termination, resignation or removal of any service provider to the Trust, it is possible that a comparable replacement service provider will be available or able to be appointed without material delay. Any such unavailability or delay could cause the Trustee to expend assets of the Trust and consequently, the NAV of the Shares, in finding a replacement service provider.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, or the Custodian as contemplated in the Trust Agreement and the Custody Agreements.

Under the Trust Agreement, the Sponsor and the Trustee each have the right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part. Similarly, the Custody Agreements provide for indemnification of the Custodian by the Trust under certain circumstances. This means that it may be necessary to sell assets of the Trust in order to cover losses or liability suffered by the Sponsor, the Trustee or the Custodian. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

The service providers engaged by the Trust may not carry adequate insurance to cover claims against them by the Trust, which could adversely affect the value of net assets of the Trust.

The Trustee, the Custodian and other service providers engaged by the Trust maintain such insurance as they deem adequate with respect to their respective businesses. Investors cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the Trust’s assets held or the services that such parties provide to the Trust and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Trust. Accordingly, the Trust will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Trust in connection with such arrangements.

The Sponsor and its affiliates manage other funds, including those that invest in physical gold bullion or other precious metals, and conflicts of interest may occur, which may reduce the value of the net assets of the Trust, the NAV and the trading price of the Shares.

The Sponsor or its affiliates and associates currently engage in, and may in the future engage, in the promotion, management or investment management of other accounts, funds or trusts that invest primarily in physical gold bullion or other precious metals. Although officers and professional staff of the Sponsor’s management intend to devote as much time to the Trust as is deemed appropriate to perform their duties, the Sponsor’s management may allocate their time and services among the Trust and the other accounts, funds or trusts. The Sponsor will provide any such services to the Trust on terms not less favorable to the Trust than would be available from a non-affiliated party.

The Trust may have to meet certain indemnification obligations which could affect the value of the Shares.

The Trust has an obligation to reimburse the Trustee, the Sponsor and certain other parties for certain liabilities. If the Trust is forced to meet such obligations, it could adversely affect an investment in the Shares. The Trust will not carry any insurance to cover such potential obligations and any indemnification paid by the Trust would reduce the net asset value of the Trust.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s Fee, without Shareholder consent. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses, or prejudices a substantial right of Shareholders), it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business it is possible that the Trust could incur a taxable gain in connection with the sale of gold that is otherwise not associated with a distribution. In the event that this occurs, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2018:

Fiscal Year Ended June 30, 2018: Quarter Ended

	High	Low
September 30, 2017	$134.97	$128.21
December 31, 2017	$130.31	$123.68
March 31, 2018	$135.42	$130.91
June 30, 2018	$134.95	$124.66

The number of outstanding Shares of the Trust as of August 30, 2018 was 2,260,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
August 31, 2017	$131.82	$131.82
September 29, 2017	$134.97	$128.21
October 31, 2017	$130.11	$126.83
November 30, 2017	$129.50	$126.75
December 29, 2017	$130.31	$123.68
January 31, 2018	$135.42	$130.91
February 28, 2018	$135.28	$131.20
March 29, 2018	$135.36	$131.03
April 30, 2018	$134.95	$131.61
May 31, 2018	$131.92	$128.74
June 29, 2018	$130.14	$124.66

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 10,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2018:

Month	Total number of Shares redeemed	Average ounces of gold per Share
August 2017	-	-
September 2017	-	-
October 2017	-	-
November 2017	-	-
December 2017	-	-
Janvier 2018	-	-
February 2018	-	-
March 2018	-	-
April 2018	-	-
May 2018	-	-
June 2018	-	-
Total	-	-

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

June 30, 2018
(Amounts in 000’s of US$, except per Share data)
Total assets	$250,925
Total gain / (loss) on gold	$(9,267)
Change in net assets from operations	$(9,312)
Weighted average number of Shares (in 000’s)	215
Net increase / (decrease) in net assets per Share	$(43.31)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction.

The GraniteShares Gold Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and GraniteShares LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the gold bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 10,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “BAR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following graph illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th gold price from the August 24, 2017 (the Date of Inception) to June 30, 2018

Source: Bloomberg

The divergence of the NAV per Share from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust. Gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the LBMA PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of gold transferred.

June 30, 2018
(Amounts in 000’s of US$)
Investment in gold - cost	$260,223
Unrealized gain / (loss) on investment in gold	(9,267)
Investment in gold - fair value	$250,956

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 29, 2018.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s Fee”), the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of gold.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2018 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2018
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$(9,267)
Change in net assets from operations	$(9,312)
Net increase (decrease) in net assets per share	$(43.31)

The fiscal year ended June 30, 2018

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $2,578,000 on August 24, 2017 to $250,925,048 on June 30, 2018, a 9,633.32% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 20,000 Shares on August 24, 2017 to 2,010,000 Shares on June 30, 2018, a result of 1,990,000 Shares (199 Baskets) being created and 0 Shares being redeemed during that period.

The NAV per Share decreased 3.15% from $128.90 on August 24, 2017 to $124.84 on June 30, 2018. During that period the gold price decreased 2.99% from $1,289.00 on August 24, 2017 to $1,250.45 on June 30, 2018. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $44,776 for the fiscal year, or 0.20% of the Trust’s assets on an annualized basis.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2018
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2017	December 31, 2017	March 30, 2018	June 30, 2018	June 30, 2018
EXPENSES
Sponsor’s Fee	$1	$2	$6	$36	$45
Total expenses	1	2	6	36	45
Net investment loss	(1)	(2)	(6)	(36)	(45)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	-	-	-	-	-
Realized gain/(loss) on gold distributed for the redemption of Shares	-	-	-	-	-
Change in unrealized gain / (loss) on investment in gold	(65)	53	157	(9,414)	(9,267)
Total gain / (loss) on gold	(65)	53	157	(9,414)	(9,267)

Change in net assets from operations	$(66)	$51	$152	$(9,450)	$(9,312)

Net increase / (decrease) in net assets per Share	$(2.44)	$1.28	$1.74	$(16.27)	$(43.31)

Weighted average number of Shares	27	40	87	581	215

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2018.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 39 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. As Head of Product Management, Mr. Autier designed the index and liaised with the swap provider for the SPDR® Long Dollar Gold Trust. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by Ricol, Lasteyrie, a member of the Ernst and Young Corporate Finance network. Mr. Autier holds a Masters in Finance from London Business School and a Bachelors degree in Accounting and Finance from the University of Paris (Pantheon Assas). Mr. Autier is 43 years old.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Security Ownership of Certain Beneficial Owners

The Sponsor has no knowledge of any person being the direct or indirect beneficial owner of more than 5% of the Shares of the Trust.

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Security Ownership of Management

Not applicable.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the fiscal year ended June 30, 2018:

June 30, 2018

Audit fees - KPMG	$41,000
Audit related fees - KPMG	-
$41,000

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement between GraniteShares LLC, as sponsor, and The Bank of New York Mellon, as trustee(1)
4.2	Form of Authorized Participant Agreement(2)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)(1)
10.1	Allocated Gold Account Agreement(1)
10.2	Unallocated Gold Account Agreement(1)
10.3	Marketing Services Agreement between GraniteShares LLC and Foreside Fund Services, LLC(1)
10.4	License Agreement between The Bank of New York Mellon and GraniteShares LLC(1)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

* Filed herewith.

(1) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-219319), filed on August 25, 2017 and incorporated by reference herein.

(2) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-219319), filed on July 17, 2017 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 30, 2018	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 30, 2018	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Management of the Trust’s Sponsor and Shareholders
GraniteShares Gold Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Gold Trust (the Trust), including the schedule of investments, as of June 30, 2018, the related statement of operations for the period from August 24, 2017 (commencement of operations) to June 30, 2018, the statement of changes in net assets for the period from August 24, 2017 to June 30, 2018, and the related notes (collectively, the financial statements) and the financial highlights for the period from August 24, 2017 to June 30, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of June 30, 2018, the results of its operations, the changes in its net assets and the financial highlights for the period from August 24, 2017 through June 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Such procedures also included confirmation of investments owned as of June 30, 2018, by correspondence with the custodian. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of one or more GraniteShares LLC investment companies since 2017.

New York, NY
August 30, 2018

GRANITESHARES GOLD TRUST

Statement of Assets and Liabilities

at June 30, 2018(1)

Amounts in 000’s of US$ except share and per share data	June 30, 2018
Assets
Investment in gold bullion, at fair value(2)	$250,956
Total Assets	$250,956
Liabilities
Fees payable to Sponsor	$31
Total Liabilities	(31)
Net Assets	$250,925
Shares issued and outstanding(3)	2,010,000
Net asset value per Share	$124.84

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.
(2)	Cost of investment in gold bullion: $260,223.
(3)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedule of Investments

At June 30, 2018(1)

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2018	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	200,692.594	$260,223	$250,956	100.01%
Total investment		$260,223	$250,956	100.01%
Liabilities in excess of other assets			$(31)	(0.01)%
Net assets			$250,925	100.00%

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statement of Operations

For the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$, except per share data	Fiscal Period Ended Jun-30, 2018

Expenses
Sponsor fees	$45
Total expenses	45
Net investment loss	(45)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	—
Gold bullion distributed for the redemption of Shares	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(9,267)
Net realized and unrealized gain (loss)	(9,267)
Net increase (decrease) in net assets resulting from operations	$(9,312)

Net increase (decrease) in net assets per share	$(43.31)
Weighted average number of shares (in 000’s)	215

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statement of Changes in Net Assets

For the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$	Fiscal Period Ended Jun-30, 2018
Net Assets – beginning of period(2)	$2,578
Creations	257,659
Redemptions	—
Net investment gain (loss)	(45)
Net realized gain (loss) from gold bullion distributed for redemptions	—
Net change in unrealized gain (loss) on investment in gold bullion	(9,267)
Net Assets – end of period	$250,925

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.
(2)	Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the fiscal period ended June 30, 2018(1)

Per Share Performance (for a Share outstanding throughout the entire period)	Fiscal Period Ended Jun-30, 2018

Net asset value per Share at beginning of period(2)	$128.90
Net investment gain (loss)	(0.21)
Net realized and unrealized gain (loss) on investment in gold bullion	(3.85)
Net change in net assets from operations	(4.06)
Net asset value per Share at end of period	$124.84

Total return ratio, at net asset value(3)	(3.15)%

Net assets ($000’s)	$250,925

Ratio to average net assets
Net investment loss (4)	(0.20)%
Expenses (4)	0.20%

(1)	No comparative has been provided as operations commenced on August 24, 2017. See Note 1.
(2)	Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements

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

2.1. Valuation of Gold

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

2.2. Expenses, realized gains and losses

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

As of June 30, 2018, the fees payable to the Sponsor were $31,006.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2018.

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

2.4. Creations and Redemptions of Shares

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

2.5. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

2.6. Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the period ended June 30, 2018(1).

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(2)	2,000.000	$2,578
Gold bullion contributed	198,703.050	257,659
Gold bullion distributed	(10.456)	(14)
Change in unrealized depreciation	-	(9,267)
Ending balance as of June 30, 2018	200,692.594	$250,956

(1)	No comparative data has been provided as operations commenced on August 24, 2017. See Note 1.
(2)	Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.

4. Related parties – Sponsor, Trustee and Custodian

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and out-of-pocket expenses, the custodian’s fee and reimbursement of the custodian expenses, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor’s fee is payable at an annualized rate of 0.20% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor does not intend to waive any part of its fee.

Affiliates of the Trustee, as well as affiliates of the Custodian, may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

At the date of formation of the Trust, there were no amounts payable to related parties.

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

