Form 10-Q
period 2018-09-30
GraniteShares Gold Trust
filed 2018-11-09
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 9, 2018, the Registrant had 2,510,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2018

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

Amounts in 000’s of US$ except share and per share data	September 30, 2018 (unaudited)	June 30, 2018
Assets
Investment in gold bullion, at fair value(1)	$279,631	$250,956
Total Assets	$279,631	$250,956

Liabilities
Fees payable to Sponsor	$45	$31
Total Liabilities	45	31
Net Assets	$279,586	$250,925

Shares issued and outstanding(2)	2,360,000	2,010,000
Net asset value per Share	$118.47	$124.84

(1)	Cost of investment in gold bullion: $302,673 and $260,223, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2018 and for the period from August 24, 2017 through September 30, 2018

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2018	Period Ended September 30, 2018(1)

Expenses
Sponsor fees	$134	$1
Total expenses	$134	$1
Net investment loss	$(134)	$(1)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(7)	—
Gold bullion distributed for the redemption of Shares	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	$(13,775)	$(65)
Net realized and unrealized gain (loss)	$(13,782)	$(65)
Net increase (decrease) in net assets resulting from operations	$(13,916)	$(66)

Net increase (decrease) in net assets per share	$(6.32)	$(2.44)
Weighted average number of shares (in 000’s)	2,203	27

(1)	Operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets

For the three months ended September 30, 2018 (unaudited) and for the period from August 24, 2017 through June 30, 2018

Amounts in 000’s of US$	Three Months Ended September 30, 2018	Period Ended June 30, 2018(1)
Net Assets – beginning of period	$250,925	$2,578
Creations	42,577	257,659
Redemptions	—	—
Net investment gain (loss)	(134)	(45)
Net realized gain (loss) from gold bullion sold to pay expenses	(7)	—
Net realized gain (loss) from gold bullion distributed for redemptions	—	—
Net change in unrealized gain (loss) on investment in gold	(13,775)	(9,267)
Net Assets – end of period	$279,586	$250,925

(1)	Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2018 and for the period from August 24, 2017 through September 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended September 30, 2018	Period Ended September 30, 2017(1)
Net asset value per Share at beginning of period	$124.84	$128.90 (1)
Net investment gain (loss)	(0.06)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(6.31)	(0.59)
Net change in net assets from operations	(6.37)	(0.61)
Net asset value per Share at end of period	$118.47	$128.29

Total return, at net asset value(2)	(5.10)%	(0.47)%

Net assets ($000’s)	$279,586	$5,131

Ratio to average net assets
Net investment loss (3)	(0.20)%	(0.20)%
Expenses (3)	0.20%	0.20%

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Percentage not annualized.
(3)	Percentage annualized.

See Notes to the Financial Statements

Schedule of Investments

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2018 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	235,528.604	$302,673	$279,631	100.02%
Total investment		$302,673	$279,631	100.02%
Liabilities in excess of other assets			$(45)	(0.02)%
Net assets			$279,586	100.00%

June 30, 2018	Ounces of gold	Cost		Value	% of Net Assets
Gold bullion	200,692.594		$260,223	$250.956	100.01%
Total investment		$		$250.956	100.01%
Liabilities in excess of other assets				$(31)	(0.01)%
Net assets				$250,925	100.00%

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

As of September 30, 2018, the fees payable to the Sponsor were $45,232. As of June 30, 2018, the fees payable to the Sponsor were $31,006.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2018, as well as for the period from August 24, 2017 through September 30, 2017.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2018, the 2018 and 2017 tax years remain open for examination. There are no examinations in progress at period end.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the three months ended September 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	34,934.275	42,577
Gold bullion distributed	(98.265)	(127)
Change in unrealized depreciation	—	(13,775)
Ending balance as of September 30, 2018	235,528.604	$279,631

Changes in ounces of gold and their respective values for the period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(1)	2,000.000	$2,578
Gold bullion contributed	198,703.050	257,659
Gold bullion distributed	(10.456)	(14)
Change in unrealized depreciation	—	(9,267)
Ending balance as of June 30, 2018	200,692.594	$250,956

(1) Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.

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

At the date of formation of the Trust, there were no amounts payable to related parties

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

7. New Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in the ASU modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Management is currently evaluating the impact, if any, of applying this provision and believes the adoption of this ASU will not have a material impact on the Funds’ financial statements.

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which has an effective date of November 5, 2018. The Sponsor has evaluated the effect that the Rule will have on the Trust’s 10-Q and has determined that the Rule will not have a significant impact on the presentation or disclosures in the Trust’s September 30, 2018 10-Q. The Sponsor has elected to forego the changes for the current interim reporting period, but and will adopt the changes in the Trust’s 10-Q for the period ended December 31, 2018.

8. Subsequent events

Effective October 4, the Sponsor has agreed to reduce the Sponsor Fee from an annualized rate equal to 0.20% of the net asset value of the Trust to an annualized rate equal to 0.1749%.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2018 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2018

The Trust’s net asset value grew from $250,925,048 on June 30, 2018 to $279,586,103 on September 30, 2018, a 11.4% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 2,010,000 to 2,360,000 over this period. The 350,000 shares increase was a result of 35 creations (10,000 shares per creation) and no redemptions over this period. The increase in the Trust’s net asset value was reduced due to a change in the price of gold, which fell 5.05% from $1,250.45 on June 30, 2018 to $1,187.25 on September 30, 2018.

The 5.1% decrease in the Trust’s net asset value per share from $124.84 at June 30, 2018 to $118.47 at September 30, 2018 is directly related to the 5.05% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $134,204 for the quarter, or 0.05% of the Trust’s average weighted net assets of $266,228,054 during the quarter. The net asset value per share of $125.99 on July 9, 2018 was the highest during the quarter, compared with a low during the quarter of $117.61 on August 17, 2018.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2018 was $13,915,641, resulting primarily from an unrealized loss on investment in gold bullion of $13,774,509. Other than the Sponsor’s fees of $134,204, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 12 “Risk Factors” in our prospectus dated June 06, 2018, filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-219319, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2018: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2018	0	0
August 2018	0	0
September 2018	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 9, 2018	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 9, 2018	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

