Form 10-Q
period 2018-12-31
GraniteShares Gold Trust
filed 2019-02-05
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

As of February 05, 2019, the Registrant had 3,490,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2018

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2018 (unaudited) and June 30, 2018

Amounts in 000’s of US$ except share and per share data	December 31, 2018	June 30, 2018
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$314,514	$250,956
Total Assets	$314,514	$250,956

Liabilities
Fees payable to Sponsor	$45	$31
Total Liabilities	45	31
Net Assets	$314,469	$250,925

Shares issued and outstanding(2)	2,460,000	2,010,000
Net asset value per Share	$127.83	$124.84

(1)	Cost of investment in gold bullion: $313,996 and $260,223, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedule of Investment

At December 31, 2018 (unaudited) and June 30, 2018

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2018 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	245,398.338	$313,996	$314,514	100.01%
Total investment		$313,996	$315,514	100.01%
Liabilities in excess of other assets			$(45)	(0.01)%
Net assets			$314,469	100.00%

June 30, 2018	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	200,692.594	$260,223	$250,956	100.01%
Total investment		$260,223	$250,956	100.01%
Liabilities in excess of other assets			$(31)	(0.01)%
Net assets			$250,925	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended December 31, 2018 and 2017, the six months ended December 31, 2018 and for the period from August 24, 2017 through December 31, 2017(1)

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2018	Three Month Ended December 31, 2017	Six Months Ended December 31, 2018	Period Ended December 31, 2017(1)

Expenses
Sponsor fees	$131	$2	$265	$3
Total expenses	$131	$2	$265	$3
Net investment loss	$(131)	$(2)	$(265)	$(3)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(6)	-	(13)	-
Gold bullion distributed for the redemption of Shares	(1,177)	-	(1,177)	-
Net realized gain (loss)
Net change in unrealized appreciation (depreciation)	$23,560	$53	$9,785	$(12)
Net realized and unrealized gain (loss)	$22,377	$53	$8,595	$(12)
Net increase (decrease) in net assets resulting from operations	$22,246	$51	$8,330	$(15)

Net increase (decrease) in net assets per share	$9.22	$1.28	$3.61	$(0.41)
Weighted average number of shares (in 000’s)	2,414	40	2,309	37

(1)	Operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets

For the six months ended December 31, 2018 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2018	$250,925
Creations	42,577
Redemptions	-
Net investment gain (loss)	(134)
Net realized gain (loss) from gold bullion sold to pay expenses	(7)
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(13,775)
Net Assets at September 30, 2018	$279,586
Creations	30,643
Redemptions	(18,006)
Net investment gain (loss)	(131)
Net realized gain (loss) from gold bullion sold to pay expenses	(6)
Net realized gain (loss) from gold bullion distributed for redemptions	(1,177)
Net change in unrealized gain (loss) on investment in gold	23,560
Net Assets at December 31, 2018	$314,469

For the period from August 24, 2017(1) through December 31, 2017 (unaudited)

Amounts in 000’s of US$
Net Assets at August 24, 2017(1)	$-
Creations	5,197
Redemptions	-
Net investment gain (loss)	(1)
Net realized gain (loss) from gold bullion sold to pay expenses	-
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(65)
Net Assets at September 30, 2017	$5,131
Creations	-
Redemptions	-
Net investment gain (loss)	(2)
Net realized gain (loss) from gold bullion sold to pay expenses	-
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	53
Net Assets at December 31, 2017	$5,182

(1)	Operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended December 31, 2018 and 2017, for the six months ended December 31, 2018 and for the period from August 24, 2017 through December 31, 2017(1)

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017(1)	Six Months Ended December 31, 2018	Period Ended December 31, 2017(1)
Net asset value per Share at beginning of period	$118.47	$ 128.29 (1)	$124.84	$128.90
Net investment gain (loss)	(0.05)	(0.06)	(0.11)	(0.90)
Net realized and unrealized gain (loss) on investment in gold	9.41	1.33	3.10	0.75
Net change in net assets from operations	9.36	1.27	2.99	0.66
Net asset value per Share at end of period	$127.83	$129.56	$127.83	$129.56

Total return, at net asset value(2)	7.90%	0.99%	2.40%	0.51%

Net assets ($000’s)	$314,469	$5,182	$314,469	$5,182

Ratio to average net assets
Net investment loss (3)	(0.18)%	(0.20)%	(0.19)%	(0.20)%
Expenses (3)	0.18%	0.20%	0.19%	0.20%

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

2.2 Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.1749% of the adjusted daily net asset value of the Trust, paid monthly in arrears. Prior to October 5, the annualized rate equaled 0.20%.

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

As of December 31, 2018, the fees payable to the Sponsor were $45,489. As of June 30, 2018, the fees payable to the Sponsor were $31,006.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended December 31, 2018, and 2017, during the six months ended December 31, 2018 and for the period from August 24, 2017 through December 31, 2017.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2018 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2018, the 2018 and 2017 tax years remain open for examination. There are no examinations in progress at period end.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the six months ended December 31, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	59,875.260	73,220
Gold bullion distributed	(15,169.516)	(19,447)
Change in unrealized depreciation	—	9,785
Ending balance as of December 31, 2018	245,398.338	$314,514

Changes in ounces of gold and their respective values for the period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(1)	2,000.000	$2,578
Gold bullion contributed	198,703.050	257,659
Gold bullion distributed	(10.456)	(14)
Change in unrealized depreciation	—	(9,267)
Ending balance as of June 30, 2018	200,692.594	$250,956

(1) Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.

4. Related parties – Sponsor, Trustee and Custodian

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and out-of-pocket expenses, the custodian’s fee and reimbursement of the custodian expenses, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor’s fee is payable at an annualized rate of 0.1749% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears. Prior to October 5, the Sponsor’s fee was payable at an annualized rate of 0.20%.

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

Results of Operations

The Quarter Ended December 31, 2018

The Trust’s net asset value grew from $279,586,103 on September 30, 2018 to $314,469,290 on December 31, 2018, a 12.5% increase. The increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 2,360,000 to 2,460,000 over this period. The net 100,000 shares increase was a result of 25 creations (10,000 shares per creation) and 15 redemption orders. The increase in the Trust’s net asset value was also due to a change in the price of gold, which increase 7.95% from $1,187.25 on September 30, 2018 to $1,281.65 on December 31, 2018.

The 7.90% increase in the Trust’s net asset value per share from $118.47 at September 30, 2018 to $127.83 at December 31, 2018 is directly related to the 7.95% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $130,997 for the quarter, or 0.045% of the Trust’s average weighted net assets of $295,791,877 during the quarter. The net asset value per share of $127.83 on December 31, 2018 was the highest during the quarter, compared with a low during the quarter of $118.29 on October 9, 2018.

Net increase in net assets resulting from operations for the quarter ended December 31, 2018 was $22,246,113, resulting primarily from an unrealized gain on investment in gold bullion of $23,559,950 but reduced by a loss on metal sold to cover redemption orders and Sponsor’s fees of $1,182,840. Other than the Sponsor’s fees of $130,997, the Trust had no expenses during the quarter.

The Six Months Ended December 31, 2018

The Trust’s net asset value grew from $250,925,048 on June 30, 2018 to $314,469,290 on December 31, 2018, a 25.3% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 2,010,000 to 2,460,000 over this period. The 450,000 shares increase was a result of 60 creations (10,000 shares per creation) and 15 redemption orders. The increase in the Trust’s net asset value was also due to a change in the price of gold, which increased 2.50% from $1,250.45 on June 30, 2018 to $1,281.65 on December 31, 2018.

The 2.40% increase in the Trust’s net asset value per share from $124.84 at June 30, 2018 to $127.83 at December 31, 2018 is directly related to the 2.50% decrease in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $265,201 for the period, or 0.09% of the Trust’s average weighted net assets of $281,009,966 during the period. The net asset value per share of $127.83 on December 31, 2018 was the highest during the period, compared with a low during the quarter of $117.61 on August 17, 2018.

Net increase in net assets resulting from operations for the period ended December 31, 2018 was $8,330,450, resulting primarily from an unrealized gain on investment in gold bullion of $9,785,442 but reduced by a loss on metal sold to cover redemption orders and Sponsor’s fees of $1,189,791. Other than the Sponsor’s fees of $265,201, the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2018: 15 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2018	0	0
November 2018	15	150,000	0.0997628
December 2018	0	0
Total	15	150,000	0.0997628

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 05, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 05, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

