Form 10-K/A
period 2018-06-30
GraniteShares Gold Trust
filed 2019-02-20
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2018 as reported by the NYSE Arca, Inc. on that date: $250,926,423.

As of February 20, 2019, GraniteShares Gold Trust has 3,490,000 GraniteShares Gold Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to the GraniteShares Gold Trust’s (the “Trust”) Annual Report on Form 10-K for the period ended June 30, 2018, which was originally filed with the Securities and Exchange Commission on August 31, 2018 (the “Original Filing”). This Amendment is being filed solely to amend information inadvertently included within Item 9A of the Original Filing. For the period ended June 30, 2018, the Trust was not required to include a report of management’s assessment regarding internal control over financial reporting.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 20, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 20, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.