Form 10-Q
period 2019-03-31
GraniteShares Gold Trust
filed 2019-05-06
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

205 Hudson Street, 7th Floor

New York, New York 10013

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

As of May 03, 2019, the Registrant had 35,100,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2019 (unaudited) and June 30, 2018

Amounts in 000’s of US$ except share and per share data	March 31, 2019	June 30, 2018
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$461,776	$250,956
Total Assets	$461,776	$250,956

Liabilities
Fees payable to Sponsor	$69	$31
Total Liabilities	69	31
Net Assets	$461,707	$250,925

Shares issued and outstanding(2)	35,750,000	20,100,000	(3)
Net asset value per Share	$12.91	$12.48	(3)

(1)	Cost of investment in gold bullion: $457,549 and $260,223, respectively.
(2)	No par value, unlimited amount authorized.
(3)	Adjusted by the stock split effective on March 7, 2019. See Note 1

See Notes to the Financial Statements

Schedule of Investment

At March 31, 2019 (unaudited) and June 30, 2018

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2019 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	356,473.392	$457,549	$461,776	100.01%
Total investment		$457,549	$461,776	100.01%
Liabilities in excess of other assets			$(69)	(0.01)%
Net assets			$461,707	100.00%

June 30, 2018	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	200,692.594	$260,223	$250,956	100.01%
Total investment		$260,223	$250,956	100.01%
Liabilities in excess of other assets			$(31)	(0.01)%
Net assets			$250,925	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018, the nine months ended March 31, 2019 and the period from August 24, 2017 through March 31, 2018(1)

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2019	Three Month Ended March 31, 2018	Nine Months Ended March 31, 2019	Period Ended March 31, 2018(1)

Expenses
Sponsor fees	$189	$6	$454	$9
Total expenses	$189	$6	$454	$9
Net investment loss	$(189)	$(6)	$(454)	$(9)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	2	-	(11)	-
Gold bullion distributed for the redemption of Shares	34	-	(1,143)	-
Net realized gain (loss)		-	-	-
Net change in unrealized appreciation (depreciation)	$3,709	$159	$13,494	$147
Net realized and unrealized gain (loss)	$3,745	$159	$12,340	$147
Net increase (decrease) in net assets resulting from operations	$3,556	$153	$11,886	$138

Net increase (decrease) in net assets per share(2)	$0.11	$0.18	$0.45	$0.24
Weighted average number of shares (in 000’s)(2)	33,772	870	26,598	570

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets

For the nine months ended March 31, 2019 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2018	$250,925
Creations	42,577
Redemptions	-
Net investment gain (loss)	(134)
Net realized gain (loss) from gold bullion sold to pay expenses	(7)
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(13,775)
Net Assets at September 30, 2018	$279,586
Creations	30,643
Redemptions	(18,006)
Net investment gain (loss)	(131)
Net realized gain (loss) from gold bullion sold to pay expenses	(6)
Net realized gain (loss) from gold bullion distributed for redemptions	(1,177)
Net change in unrealized gain (loss) on investment in gold	23,560
Net Assets at December 31, 2018	$314,469
Creations	156,478
Redemptions	(12,796)
Net investment gain (loss)	(189)
Net realized gain (loss) from gold bullion sold to pay expenses	2
Net realized gain (loss) from gold bullion distributed for redemptions	34
Net change in unrealized gain (loss) on investment in gold	3,709
Net Assets at March 31, 2019	$461,707

For the period from August 24, 2017(1) through March 31, 2018 (unaudited)

Amounts in 000’s of US$
Net Assets at August 24, 2017(1)	$-
Creations	5,197
Redemptions	-
Net investment gain (loss)	(1)
Net realized gain (loss) from gold bullion sold to pay expenses	-
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(65)
Net Assets at September 30, 2017	$5,131
Creations	-
Redemptions	-
Net investment gain (loss)	(2)
Net realized gain (loss) from gold bullion sold to pay expenses	-
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	53
Net Assets at December 31, 2017	$5,182
Creations	9,211
Redemptions	-
Net investment gain (loss)	(6)
Net realized gain (loss) from gold bullion sold to pay expenses	-
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	159
Net Assets at March 31, 2018	$14,546

(1)	Operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended March 31, 2019 and 2018, for the nine months ended March 31, 2019 and for the period from August 24, 2017 through March 31, 2018(2)

Per Share Performance (for a Share outstanding throughout the entire period) (1)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Nine Months Ended March 31, 2019	Period Ended March 31, 2018(2)
Net asset value per Share at beginning of period	$12.78	$12.96	$12.48	$12.89
Net investment gain (loss)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	0.14	0.27	0.45	0.35
Net change in net assets from operations	0.13	0.26	0.43	0.33
Net asset value per Share at end of period	$12.91	$13.22	$12.91	$13.22

Total return, at net asset value(3)	1.02%	2.06%	3.45%	2.58%

Net assets ($000’s)	$461,707	$14,546	$461,707	$14,546

Ratio to average net assets
Net investment loss (4)	(0.17)%	(0.20)%	(0.18)%	(0.20)%
Expenses (4)	0.17%	0.20%	0.18%	0.20%

(1)	Adjusted for effects of stock split. Stock split was effective on March 7, 2019. See Note 1
(2)	Operations commenced on August 24, 2017. See Note 1.
(3)	Percentage not annualized.
(4)	Percentage annualized.

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

On February 26, 2019, the Trust announced a 10-for-1 Share split for all shareholders of record as of March 7, 2019 The ticker symbol for the Trust did not change, and the Trust continues to trade on the NYSE Arca. The split was applied retroactively for all periods presented, increasing the number of Shares outstanding for the Trust, and resulted in a proportionate decrease in the price per Share and per Share information of the Trust. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

As of March 31, 2019, the fees payable to the Sponsor were $68,514. As of June 30, 2018, the fees payable to the Sponsor were $31,006.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2019, and 2018, during the nine months ended March 31, 2019 and for the period from August 24, 2017 through March 31, 2018.

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

2.4 Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined Fine Ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2019, the 2018 and 2017 tax years remain open for examination. There are no examinations in progress at period end.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the nine months ended March 31, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	181,052.180	229,698
Gold bullion distributed	(25,271.382)	(32,372)
Change in unrealized depreciation	-	13,494
Ending balance as of March 31, 2019	356,473.392	461,776

Changes in ounces of gold and their respective values for the period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(1)	2,000.000	$2,578
Gold bullion contributed	198,703.050	257,659
Gold bullion distributed	(10.456)	(14)
Change in unrealized depreciation	—	(9,267)
Ending balance as of June 30, 2018	200,692.594	$250,956

(1) Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.

4. Related parties – Sponsor, Trustee and Custodian

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and out-of-pocket expenses, the custodian’s fee and reimbursement of the custodian expenses, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor’s fee is payable at an annualized rate of 0.1749% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears. Prior to October 5, 2018, the Sponsor’s fee was payable at an annualized rate of 0.20%.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold and only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2019 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2019

The Trust’s net asset value grew from $314,469,290 on December 31, 2018 to $461,707,118 on March 31, 2019, a 46.8% increase. On a post stock-split basis (see Note 1), the increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 24,600,000 to 35,750,000 over this period. The net 11,150,000 shares increase was a result of 233 creations and 10 redemption orders (50,000 shares per creation and redemption) on a post stock-split basis (see Note 1). There were no redemption orders over the quarter. The increase in the Trust’s net asset value was also due to a change in the price of gold, which increased 1.07% from $1,281.65 on December 31, 2018 to $1,295.40 on March 31, 2019.

On a post stock split basis (see Note 1), the 1.02% increase in the Trust’s net asset value per share, from $12.78 at December 31, 2018 to $12.91 at March 31, 2019 is directly related to the 1.07% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $188,709 for the quarter, or 0.043% of the Trust’s average weighted net assets of $437,532,969 during the quarter. On a post stock split basis (see Note 1), the net asset value per share of $13.40 on February 20, 2019 was the highest during the quarter, compared with a low during the quarter of $12.76 on January 23, 2019.

Net increase in net assets resulting from operations for the quarter ended March 31, 2019 was $3,554,953, resulting primarily from an unrealized gain on investment in gold bullion of $3,707,986, increased by a gain of $35,676 on metal sold to cover redemption orders and Sponsor’s fees but reduced by the Sponsor’s fees of $188,709. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

The Nine Months Ended March 31, 2019

The Trust’s net asset value grew from $250,925,048 on June 30, 2018 to $461,707,118 on March 31, 2019, an 84% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 20,100,000 to 35,750,000 over this period and on a post stock-split basis (see Note 1). The 15,650,000 shares increase was a result of 363 creations (50,000 shares per creation) and 50 redemption orders. The increase in the Trust’s net asset value was also due to a change in the price of gold, which increased 3.59% from $1,250.45 on June 30, 2018 to $1,295.40 on March 31, 2019.

On a post stock split basis (see Note 1), the 3.45% increase in the Trust’s net asset value per share from $12.48 at June 30, 2018 to $12.91 at March 31, 2019, is directly related to the 3.59% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $453,910 for the period, or 0.136% of the Trust’s average weighted net assets of $332,422,631 during the period. On a post stock split basis (see Note 1), the net asset value per share of $13.40 on February 20, 2019 was the highest during the period, compared with a low during the period of $11.76 on August 17, 2018.

Net increase in net assets resulting from operations for the period ended March 31, 2019 was $11,885,403, resulting primarily from an unrealized gain on investment in gold bullion of $13,493,427 but reduced by (i) a loss of $1,154,114 on metal sold to cover redemption orders and Sponsor’s fees and (ii) the Sponsor’s fees of $453,910. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2019: 10 baskets were redeemed. All data in the table below are on a post stock split basis (see Note 1).

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2019	10	500,000	$12.80
February 2019	0	0
March 2019	0	0
Total	10	500,000	$12.80

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 06, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 06, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

