Form 10-K
period 2019-06-30
GraniteShares Gold Trust
filed 2019-08-20
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended June 30, 2019

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2019 as reported by the NYSE Arca, Inc. on that date: $546,619,500.

As of August 20, 2019, GraniteShares Gold Trust has 39,750,000 GraniteShares Gold Shares outstanding.

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

PART I

Item 1. Business

The purpose of the GraniteShares Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of gold bullion. The Trust was formed on August 24, 2017 when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is GraniteShares LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Ba (the “Custodian”).

The Trust’s Shares at redeemable value increased from US$ 250,925,048 on June 30, 2018 to US$ 545,511,107.29 on June 30, 2019, the Trust’s fiscal year end. On a post stock-split basis (see Note 1 to Financials Statements) the Outstanding Shares in the Trust increased from 20,010,000 Shares on June 30, 2018 to 38,850,000 Shares on June 30, 2019.

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

World Gold Supply and Demand (2009-2018)

The following table sets forth a summary of the world gold supply and demand from 2009 to 2018:

(tonnes)(1) Supply	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Mine production	2,651	2,771	2,868	2,882	3,076	3,180	3,222	3,252	3,259	3,332
Scrap	1,765	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178
Net hedging supply	-234	-106	18	-40	-39	108	21	32	-41	8
Total Supply	4,182	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,428	4,518
Demand
Jewelry	1,879	2,096	2,109	2,075	2,737	2,569	2,474	1,962	2,2222	2,129
Industrial fabrication	426	480	470	432	428	411	376	366	380	391
of which electronics	295	346	342	310	306	297	267	264	277	288
of which dental & medical	53	48	43	39	36	34	32	30	29	29
of which other industrial	79	86	85	84	85	80	76	71	73	74
Net official sector	-34	77	457	544	409	466	443	253	366	536
Retail investment	866	1,263	1,617	1,407	1,871	1,165	1,172	1,051	1,031	1,097
of which bars	562	946	1,248	1,057	1,444	886	875	785	771	800
of which coins	304	317	369	350	426	276	296	266	261	297
Physical Demand	3,125	3,915	4,652	4,458	5,445	4,611	4,464	3,631	3,999	4,154
Physical Surplus/Deficit	1,044	492	-69	85	-1,105	-164	-42	959	429	365
ETF inventory build	623	384	189	279	-879	-155	-117	539	177	59
Exchange Inventory build	39	54	-6	-10	-98	1	-48	86	0	-21
Net Balance	382	54	-251	-185	-129	-10	124	334	252	327
Gold Price (LBMA PM, US$/oz)	972.35	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,268.49

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Survey 2019, GFMS, Thomson Reuters

Historical Chart of the Price of Gold

The price of gold is volatile, and its fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of gold in the past, and any past or present trends, are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve gold holdings, agreements among central banks, fluctuations in the value of the U.S. dollar, political uncertainties around the world, and economic concerns.

The following chart illustrates the changes in the LBMA gold prices from July 2009 through June 2019:

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

The Trustee values the gold held by the Trust using that day’s LBMA Gold Price PM. LBMA Gold Price PM is the price per fine troy ounce of gold, stated in U.S. dollars, determined by IBA following one or more 30-second electronic auctions conducted starting at 3:00 p.m. (London time), on each day that the London gold market is open for business, and announced by the LBMA shortly thereafter. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the LBMA Gold Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, the Sponsor will identify an alternate basis for evaluation to be employed by the Trustee. Further, the Sponsor may instruct the Trustee to use on an on-going basis a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s gold. Neither the Trustee nor the Sponsor are liable to any person for the determination that the most recently announced LBMA Gold Price PM (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith.

On each day that the LBMA Gold Price PM is to be determined, a price for the first round of auction (and any round thereafter) is set by a chairperson appointed by IBA, based on a set of rules and taking into account relevant pricing information available at the time, and made publicly available in advance of the auction. Beginning at 3:00 p.m. (London time), the direct participants pre-qualified by IBA and their sponsored clients are allowed, but not required, to electronically submit during a 30-second period buy and/or sell orders for spot transactions in gold at the pre-determined price. If at the conclusion of the 30-second round the market is determined by IBA to be balanced, the price determined by a chairperson for that round is the LBMA Gold Price PM for that day and announced as such by the LBMA. If the market is not balanced at the end of the first auction, a chairperson will revise the starting price, and an additional 30-second auction is held at the new price. If necessary, the process is repeated until the market is determined to be balanced and the price at which that determination occurs is the LBMA Gold Price PM for that date. For these purposes, the market is considered to be balanced when, at the end of an auction, the total number of ounces of gold for which buy orders were submitted in that auction falls within a certain pre-determined margin of tolerance from the total number of ounces of gold for which sell orders were submitted in the auction. Once the LBMA Gold Price PM has been determined for a given day, the buy and sell orders entered by the auction participants during the last auction will be executed at that day’s LBMA Gold Price PM. Any market imbalance remaining after the last auction (which must be within the margin of tolerance) is allocated equally among all participants (and not only those participating in any auction held on that date). IBA reserves a right to limit the allocation of any market imbalance on any date only among participants that have entered an order during an auction on that date.

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

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.1749% of the net asset value of the Trust and is payable monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Presently, the Sponsor does not intend to waive any part of its fee. Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum Share holding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

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

The Sponsor’s Fee for the fiscal year ended June 30, 2019 was $666,919.

Deposit of Gold; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. Only Authorized Participants can deposit gold and receive Baskets of Shares in exchange. As of the date of this prospectus, J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp. and Virtu Financial BD LLC are the Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold allocated by the Custodian to the Trust Allocated Account must meet the London Good Delivery Standards.

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

The Basket Amount necessary for the creation of a Basket changes from day to day. On each day that the Exchange is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “The Trust—Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined, and description of how the Trustee determines the NAV. The Trustee determines the Basket Amount for a given day by dividing the number of Fine Ounces of gold held by the Trust as of the opening of business on that business day, adjusted for the amount of gold constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. Fractions of a Fine Ounce of gold smaller than 0.001 Fine Ounce are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s Fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.1749%), in the absence of any extraordinary expenses or liabilities, the amount of gold by which the Basket Amount decreases each day is predictable. Authorized Participants may use that indicative Basket Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The Authorized Participant Agreement provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Amount determined by the Trustee on the effective date of the purchase order.

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust Allocated Account (other than up to 430 Fine Ounces, which may be held in the Trust Unallocated Account) the corresponding amount of gold.

Redemption of Baskets

Authorized Participants, acting on authority of the registered holder of Shares or on their own account, may surrender Baskets of Shares in exchange for the corresponding Basket Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of gold corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 50,000 Shares each.

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

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor has agreed to assume the organizational expenses of the Trust and the following expenses incurred by the Trust: The Trustee’s monthly fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

The Sponsor will not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it has capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to direct the Trustee to appoint any new or additional Custodian that the Sponsor selects.

The Sponsor has developed a marketing plan for the Trust, prepares marketing materials regarding the Shares, including the content of the Trust’s website, and executes the marketing plan for the Trust on an ongoing basis.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2019.

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

Under the Trust Agreement, the Sponsor is responsible for appointing accountants, auditors or other inspectors to audit or examine the accounts and operations of the Custodian and any successor custodian or additional custodian at such times as directed by the Sponsor as permitted by the Custody Agreements. See “Inspection of Gold” for a summary of the provisions of the Custody Agreements permitting the Sponsor and the Trustee and their identified representatives, independent public accountants and physical gold auditors to access the premises of the Custodian and to examine the physical gold and records maintained by the Custodian pursuant to the Custody Agreements. The Trustee has no obligation to monitor the activities of the Custodian other than to receive and review such reports of the gold held for the Trust by such Custodian and of transactions in gold held for the account of the Trust made by such Custodian pursuant to the Custody Agreements.

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

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 50,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Vedder Price P.C., special United States federal income tax counsel to the Sponsor. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons with “applicable financial statements” within the meaning of Section 451(b) of the Code, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

A Shareholder that is not a U.S. Shareholder as defined above is considered a “Non-U.S. Shareholder” for purposes of this discussion. If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal tax implications of the purchase, ownership and disposition of such Shares.

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

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, that is treated as the basis of the gold received by the Shareholder in the redemption.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code Section 851 should consult with their tax advisers concerning (i) the likelihood that an investment in Shares may be considered an investment in the underlying gold for purposes of Code Section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851. We note that in recent administrative guidance, the IRS stated that it will no longer issue rulings under Code Section 851(b) relating to the determination of whether or not an instrument or position is a “security,” but, instead, intends to defer to guidance from the SEC for such determination

Investment by Certain Retirement Plans

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

Item 1A. Risk Factors

Before making an investment decision, you should consider carefully the risks described below, as well as the other information included in this prospectus. Shareholders should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

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

The Trustee does not actively manage the gold held by the Trust. This means that the Trustee does not sell gold at times when its price is high, or acquire gold at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional gold investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

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

Holders of 75% of the Shares have the power to terminate the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in gold through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust.

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

From time to time subcustodians may be employed by the Custodian to provide temporary custody and safekeeping of the Trust’s gold. The obligations of any subcustodian of the Trust’s gold are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its gold custodied with subcustodians.

Gold bars may be held by one or more subcustodians appointed by the Custodian, or employed by the subcustodians appointed by the Custodian, until it is transported to the Custodian’s London vault premises. Under the Trust Allocated Account Agreement, except for an obligation on the part of the Custodian to use commercially reasonable efforts to obtain delivery of the Trust’s gold bars from any subcustodians appointed by the Custodian, the Custodian is not liable for the acts or omissions of its subcustodians unless the selection of such subcustodians was made negligently or in bad faith. There are expected to be no written contractual arrangements between subcustodians that hold the Trust’s gold bars and the Trustee or the Custodian, because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of gold. If the Trust’s gold bars are lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian.

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may temporarily hold the Trust’s gold bars until transported to the Custodian’s London vault, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s gold bars could result in a loss to the Trust.

Under the Trust Allocated Account Agreement, the Custodian agreed that it will hold all of the Trust’s gold bars in its own vault premises except when the gold bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the gold bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there may be periods of time when some portion of the Trust’s gold bars will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian.

The Custodian is required under the Trust Allocated Account Agreement to use reasonable care in appointing its subcustodians but otherwise has no other responsibility in relation to the subcustodians appointed by it. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold bars or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2019(1):

Fiscal Year Ended June 30, 2019: Quarter Ended(1)

	High	Low
September 30, 2018	$12.57	$11.72
December 31, 2018	$12.79	$11.86
March 31, 2019	$13.38	$12.77
June 30, 2019	$14.18	$12.67

(1) Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements.

The number of outstanding Shares of the Trust as of August 20, 2019 was 39,750,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.(1)

	High	Low
July 2018	$12.57	$12.20
August 2018	$12.14	$11.72
September 2018	$12.05	$11.82
October 2018	$12.31	$11.86
November 2018	$12.31	$11.97
December 2018	$12.79	$12.27
January 2019	$13.16	$12.77
February 2019	$13.38	$13.02
March 2019	$13.19	$12.82
April 2019	$13.05	$12.69
May 2019	$13.02	$12.67
June 2019	$14.18	$13.21

(1) Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements.

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2019:

Month	Total number of Shares redeemed(1)	Average ounces of gold per Share(1)
July 2018	-	-
August 2018	-	-
September 2018	-	-
October 2018	-	-
November 2018	1,500,000	0.009976
December 2018	-	-
January 2019	1,000,000	0.009974
February 2019	-	-
March 2019	-	-
April 2019	850,000	0.009969
May 2019	-	-
June 2019	-	-
Total	3,350,000	0.009974

(1) Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements.

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

June 30, 2019
(Amounts in 000’s of US$, except per Share data)
Total assets	$545,511
Total gain / (loss) on gold	$56,625
Change in net assets from operations	$55,958
Weighted average number of Shares (in 000’s)(1)	29,312
Net increase / (decrease) in net assets per Share(1)	$1.91

(1) Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements.

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “BAR”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following graph illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2019

(1) Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements.

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

June 30, 2019
(Amounts in 000’s of US$)
Investment in gold - cost	$497,005
Unrealized gain / (loss) on investment in gold	48,581
Investment in gold - fair value	$545,586

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 28, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2019 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2019
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$57,848
Change in net assets from operations	$55,958
Net increase (decrease) in net assets per share(1)	$1.91

(1) Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements.

For the fiscal year ended June 30, 2019

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $250,925,048 on June 30, 2018 to $545,511,107 on June 30, 2019, a 117% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose, on a post stock split basis (see Note 1 to the Financial Statements), from 20,100,000 Shares on June 30, 2018 to 38,850,000 Shares on June 30, 2019, a result of 22,100,000 Shares (442 Baskets) being created and 3,350,000 Shares (67 Baskets) being redeemed during that period.

On a post stock split basis (see Note 1 to the Financial Statements), the NAV per Share increased 12.50% from $12.48 on June 30, 2018 to $14.04 on June 30, 2019. During that period the gold price increased 12.68% from $1,250.45 on June 30, 2018 to $1,409.00 on June 28, 2019. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $666,919 for the fiscal year, or 0.18% of the Trust’s assets on an annualized basis. The Sponsor’s Fee was reduced from 0.20% to 0.1749% on October 5, 2018 (see Note 2.2 in the Financial Statements)

Off-Balance Sheet Arrangements

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2018
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2017	December 31, 2017	March 30, 2018	June 30, 2018	June 30, 2018
EXPENSES
Sponsor’s Fee	$1	$2	$6	$36	$45
Total expenses	1	2	6	36	45
Net investment loss	(1)	(2)	(6)	(36)	(45)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	-	-	-	-	-
Realized gain/(loss) on gold distributed for the redemption of Shares	-	-	-	-	-
Change in unrealized gain / (loss) on investment in gold	(65)	53	157	(9,414)	(9,267)
Total gain / (loss) on gold	(65)	53	157	(9,414)	(9,267)

Change in net assets from operations	$(66)	$51	$152	$(9,450)	$(9,312)

Net increase / (decrease) in net assets per Share(1)	$(0.24)	$0.13	$0.17	$(1.63)	$(4.33)

Weighted average number of Shares(1)	270	400	870	5,810	2,150

(1)	Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements

Fiscal year ended June 30, 2019
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2018	December 31, 2018	March 30, 2019	June 30, 2019	June 30, 2019
EXPENSES
Sponsor’s Fee	$134	$131	$189	$213	$667
Total expenses	134	131	189	213	667
Net investment loss	(134)	(131)	(189)	(213)	(667)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold sold to pay expenses	(7)	(6)	2	3	(8)
Realized gain/(loss) on gold distributed for the redemption of Shares	-	(1,177)	34	(72)	(1,215)
Change in unrealized gain / (loss) on investment in gold	(13,775)	23,560	3,709	44,354	57,848
Total gain / (loss) on gold	(13,782)	22,377	3,745	44,285	56,625

Change in net assets from operations	$(13,916)	$22,246	$3,556	$44,072	$55,958

Net increase / (decrease) in net assets per Share (1)	$(0.63)	$0.92	$0.11	$1.18	$1.91

Weighted average number of Shares(1)	22,035	24,143	33,772	37,485	29,312

(1)Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1 to the Financial Statements

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2019.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 40 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. As Head of Product Management, Mr. Autier designed the index and liaised with the swap provider for the SPDR® Long Dollar Gold Trust. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by Ricol, Lasteyrie, a member of the Ernst and Young Corporate Finance network. Mr. Autier holds a Masters in Finance from London Business School and a Bachelors degree in Accounting and Finance from the University of Paris (Pantheon Assas). Mr. Autier is 44 years old.

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

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the fiscal year ended June 30, 2019:

June 30, 2019

Audit fees - KPMG	$34,000
Audit related fees - KPMG	5,768
$39,768

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 20, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 20, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2019

Report of Independent Registered Public Accounting Firm

To Management of the Trust’s Sponsor and Shareholders
GraniteShares Gold Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Gold Trust (the Trust), including the schedule of investments as of June 30, 2019 and 2018, the related statements of operations and changes in net assets for the year ended June 30, 2019 and for the period from August 24, 2017 (commencement of operations) to June 30, 2018, and the related notes (collectively, the financial statements) and the financial highlights for the year ended June 30, 2019 and for the period from August 24, 2017 to June 30, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of June 30, 2019 and 2018, and the results of its operations, changes in its net assets and the financial highlights for the year ended June 30, 2019 and for the period from August 24, 2017 to June 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of one or more GraniteShares LLC investment companies since 2017.

New York, NY
August 20, 2019

GRANITESHARES GOLD TRUST

Statement of Assets and Liabilities

At June 30, 2019 and 2018

Amounts in 000’s of US$ except share and per share data	June 30, 2019	June 30, 2018
Assets
Investment in gold bullion, at fair value(1)	$545,586	$250,956
Total Assets	$545,586	$250,956
Liabilities
Fees payable to Sponsor	$75	$31
Total Liabilities	75	31
Net Assets	$545,511	$250,925
Shares issued and outstanding(2)	38,850,000	20,100,000	(3)
Net asset value per Share	$14.04	$12.48	(3)

(1)	Cost of investment in gold bullion: $497,005 and $260,223, respectively.
(2)	No par value, unlimited amount authorized.
(3)	Adjusted by the stock split effective March 7, 2019. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedule of Investments

At June 30, 2019 and 2018

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2019	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	387,215.425	$497,005	$545,586	100.01%
Total investment		$497,005	$545,586	100.01%
Liabilities in excess of other assets			$(75)	(0.01)%
Net assets			$545,511	100.00%

June 30, 2018	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	200,692.594	$260,223	$250,956	100.01%
Total investment		$260,223	$250,956	100.01%
Liabilities in excess of other assets			$(31)	(0.01)%
Net assets			$250,925	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statement of Operations

For the year ended June 30, 2019 and the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2019	Fiscal Period Ended June 30, 2018(1)

Expenses
Sponsor fees	$667	$45
Total expenses	667	45
Net investment loss	(667)	(45)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	(8)	-
Gold bullion distributed for the redemption of Shares	(1,215)	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation (depreciation)	57,848	(9,267)
Net realized and unrealized gain (loss)	56,625	(9,267)
Net increase (decrease) in net assets resulting from operations	$55,958	$(9,312)

Net increase (decrease) in net assets per share(2)	$1.91	$(4.33)
Weighted average number of shares (in 000’s) (2)	29,312	2,150

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statement of Changes in Net Assets

For the year ended June 30, 2019 and the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$	Year Ended June 30, 2019	Fiscal Period Ended June 30, 2018(1)
Net Assets – beginning of period	$250,925	$2,578
Creations	280,233	257,659
Redemptions	(41,605)	-
Net investment gain (loss)	(667)	(45)
Net realized gain (loss) from gold bullion sold to pay expenses	(8)	-
Net realized gain (loss) from gold bullion distributed for redemptions	(1,215)	-
Net change in unrealized gain (loss) on investment in gold bullion	57,848	(9,267)
Net Assets – end of period	$545,511	$250,925

(1)	Operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the year ended June 30, 2019 and the fiscal period ended June 30, 2018(1)

Per Share Performance (for a Share outstanding throughout the entire period)(2)	Year Ended June 30, 2019	Fiscal Period Ended June 30, 2018(1)

Net asset value per Share at beginning of period	$12.48	$12.89
Net investment gain (loss)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.58	(0.39)
Net change in net assets from operations	1.56	(0.41)
Net asset value per Share at end of period	$14.04	12.48

Total return ratio, at net asset value	12.50%	(3.15	)%(3)

Net assets ($000’s)	$545,511	250,925

Ratio to average net assets
Net investment loss	(0.18)%	(0.20	)%(4)
Expenses	0.18%	0.20	%(4)

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Adjusted for effects of stock split. Stock split was effective on March 7, 2019. See Note 1.
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2019

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

On February 26, 2019, the Trust announced a 10-for-1 Share split for all shareholders of record as of March 7, 2019. The ticker symbol for the Trust did not change, and the Trust continues to trade on the NYSE Arca. The split was applied retroactively for all periods presented, increasing the number of Shares outstanding for the Trust, and resulted in a proportionate decrease in the price per Share and per Share information of the Trust. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

2.2. Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.1749% of the adjusted daily net asset value of the Trust, paid monthly in arrears. Prior to October 5, 2018 the annualized rate equaled 0.20%.

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

As of June 30, 2019, the fees payable to the Sponsor were $75,427. As of June 30, 2018, the fees payable to the Sponsor were $31,006. The Sponsor’s Fee, for the year ended June 30, 2019, was $666,919, or 0.18% of the Trust’s assets on an annualized basis

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended June 30, 2019 nor the fiscal period ended June 30, 2018.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2019 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2019, the 2019, 2018 and 2017 tax years remain open for examination.

2.6. Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the year ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	220,426.035	280,234
Gold bullion distributed	(33,903.204)	(43,452)
Change in unrealized depreciation	-	57,848
Ending balance as of June 30, 2019	387,215.425	$545,586

Changes in ounces of gold and their respective values for the fiscal period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of August 24, 2017(1)	2,000.000	$2,578
Gold bullion contributed	198,703.050	257,659
Gold bullion distributed	(10.456)	(14)
Change in unrealized depreciation	—	(9,267)
Ending balance as of June 30, 2018	200,692.594	$250,956

(1)	Operations commenced on August 24, 2017. The amount represents the initial deposit. See Note 1.

4. Related parties – Sponsor and Trustee

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

6. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, officers, employees, shareholders, agents and affiliates) and the Sponsor (and its members, managers, directors, officers, employees, agents and affiliates) is indemnified against any liability, loss or expense it incurs without (i) gross negligence, bad faith, willful misconduct or willful misfeasance on its part in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement or any such other agreement and (ii) reckless disregard on its part of its obligations and duties under the Trust Agreement or any such other agreement. Such indemnity shall also include payment from the Trust of the reasonable costs and expenses incurred by the indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefore. In addition, the Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Sponsor shall be entitled to reimbursement by the Trust. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

7. Subsequent events

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

