Form 10-Q
period 2019-09-30
GraniteShares Gold Trust
filed 2019-11-05
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 05, 2019, the Registrant had 39,550,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$ except share and per share data	September 30, 2019	June 30, 2019
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$611,878	$545,586
Total Assets	$611,878	$545,586

Liabilities
Fees payable to Sponsor	$88	$75
Total Liabilities	88	75
Net Assets	$611,790	$545,511

Shares issued and outstanding(2)	41,350,000	38,850,000
Net asset value per Share	$14.80	$14.04

(1)	Cost of investment in gold bullion: $534,200 and $497,005, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedule of Investment

At September 30, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2019 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	411,955.651	$534,200	$611,878	100.01%
Total investment		$534,200	$611,878	100.01%
Liabilities in excess of other assets			$(88)	(0.01)%
Net assets			$611,790	100.00%

June 30, 2019	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	387,215.425	$497,005	$545,586	100.01%
Total investment		$497,005	$545,586	100.01%
Liabilities in excess of other assets			$(75)	(0.01)%
Net assets			$545,511	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2019 and 2018

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2019 (unaudited)	Three Months Ended September 30, 2018 (unaudited)

Expenses
Sponsor fees	$256	$134
Total expenses	256	134
Net investment loss	(256)	(134)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	29	(7)
Gold bullion distributed for the redemption of Shares	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation (depreciation)	29,097	(13,775)
Net realized and unrealized gain (loss)	29,097	(13,782)
Net increase (decrease) in net assets resulting from operations	$28,870	$(13,916)

Net increase (decrease) in net assets per share	$0.73	$ (0.63) (1)
Weighted average number of shares (in 000’s)	39,797	22,035 (1)

(1)	Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets

For the three months ended September 30, 2019 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2019	$545,511
Creations	37,409
Redemptions	-
Net investment gain (loss)	(256)
Net realized gain (loss) from gold bullion sold to pay expenses	29
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	29,097
Net Assets at September 30, 2019	$611,790

For the three months ended September 30, 2018 (unaudited)

Amounts in 000’s of US$
Net Assets at December 31, 2017	$250,925
Creations	42,577
Redemptions	-
Net investment gain (loss)	(134)
Net realized gain (loss) from gold bullion sold to pay expenses	(7)
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(13,775)
Net Assets at March 31, 2018	$279,586

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2019 and 2018

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2019 (unaudited)	Three Months Ended September 30, 2018 (1) (unaudited)

Net asset value per Share at beginning of period	$14.04	$12.48
Net investment gain (loss)(2)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	0.77	(0.62)
Net change in net assets from operations	0.76	(0.63)
Net asset value per Share at end of period	$14.80	11.85

Total return ratio, at net asset value(3)	5.41%	(5.10)%

Net assets ($000’s)	$611,790	279,586

Ratio to average net assets
Net investment loss (4)	(0.17)%	(0.20)%
Expenses (4)	0.17%	0.20%

(1)	Adjusted for effects of stock split. Stock split was effective on March 7, 2019. See Note 1.
(2)	Calculated using the average shares outstanding method
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements for the period ended September 30, 2019

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

As of September 30, 2019, the fees payable to the Sponsor were $87,764. As of June 30, 2019, the fees payable to the Sponsor were $75,427.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2019 and 2018.

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

Realized gains and losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred. Gain or loss on sales of gold bullion is calculated on a trade date basis using the average cost method.

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

Changes in the Shares for the three months ended September 30, 2019 and 2018 were:

	Three Months Ended	Three Months Ended
(Amounts in 000’s)	Sep-30, 2019	Sep-30, 2018(1)
Activity in Number of Shares Created and Redeemed:
Creations	2,500	3,500
Redemptions	0	0
Net change in Number of Shares Created and Redeemed	2,500	3,500

	Three Months Ended	Three Months Ended
(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$37,409	$42,577
Redemptions	0	0
Net change in Value of Shares Created and Redeemed	$37,409	$42,577

(1)	Adjusted for effects of stock split. Stock split was effective on March 7, 2019. See Note 1.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 and June 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2019, the 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the three months ended September 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	387,215.425	$545,586
Gold bullion contributed	24,907.242	37,409
Gold bullion distributed	(167.016)	(214)
Change in unrealized depreciation	—	29,097
Ending balance as of September 30, 2019	411,955.651	$611,878

Changes in ounces of gold and their respective values for the year ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	220,426.035	280,234
Gold bullion distributed	(33,903.204)	(43,452)
Change in unrealized depreciation	—	57,848
Ending balance as of June 30, 2019	387,215.425	$545,586

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2019 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2019

The Trust’s net asset value grew from $545,511,107 on June 30, 2019 to $611,789,964 on September 30, 2019, a 12.1% increase. The increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 38,850,000 to 41,350,000 over this period. The 2,500,000 shares increase was the result of 50 creations orders (50,000 shares per creation and redemption order). There were no redemption orders over the quarter. The increase in the Trust’s net asset value was also due to a change in the price of gold, which increased 5.42% from $1,409.00 on June 30, 2019 to $1,485.30 on September 30, 2019.

The 5.41% increase in the Trust’s net asset value per share, from $14.04 at June 30, 2019 to $14.80 at September 30, 2019 is directly related to the 5.42% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $256,625 for the quarter, or 0.043% of the Trust’s average weighted net assets of $584,451,203 during the quarter. The net asset value per share of $15.40 on September 4, 2019 was the highest during the quarter, compared with a low during the quarter of $13.84 on July 5, 2019.

Net increase in net assets resulting from operations for the quarter ended September 30, 2019 was $28,869,518, resulting primarily from an unrealized gain on investment in gold bullion of $29,096,816, increased by a gain of $29,327 on metal sold to cover the Sponsor’s fees but reduced by the Sponsor’s fees of $256,625. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 10 “Risk Factors” in our prospectus dated April 02, 2019, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-230462, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2019: zero baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2019	0	0
August 2019	0	0
September 2019	0	0
Total	10	500,000	$-

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 05, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 05, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

