Form 10-Q
period 2019-12-31
GraniteShares Gold Trust
filed 2020-02-06
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	BAR	NYSE Arca, Inc.

As of February 06, 2020, the Registrant had 41,050,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2019

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$ except share and per share data	December 31, 2019	June 30, 2019
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$593,012	$545,586
Total Assets	$593,012	$545,586

Liabilities
Fees payable to Sponsor	$85	$75
Total Liabilities	85	75
Net Assets	$592,927	$545,511

Shares issued and outstanding(2)	39,100,000	38,850,000
Net asset value per Share	$15.16	$14.04

(1)	Cost of investment in gold bullion: $504,913 and $497,005, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedule of Investment

At December 31, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2019 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	389,371.034	$504,913	$593,012	100.01%
Total investment		$504,913	$593,012	100.01%
Liabilities in excess of other assets			$(85)	(0.01)%
Net assets			$592,927	100.00%

June 30, 2019	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	387,215.425	$497,005	$545,586	100.01%
Total investment		$497,005	$545,586	100.01%
Liabilities in excess of other assets			$(75)	(0.01)%
Net assets			$545,511	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the periods ended December 31, 2019 and 2018

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2019	Three Month Ended December 31, 2018	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018

Expenses
Sponsor fees	$256	$131	$512	$265
Total expenses	$256	$131	$512	$265
Net investment loss	$(256)	$(131)	$(512)	$(265)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	34	(6)	63	(13)
Gold bullion distributed for the redemption of Shares	4,663	(1,177)	4,663	(1,177)
Net realized gain (loss)
Net change in unrealized appreciation (depreciation)	$10,421	$23,560	$39,518	$9,785
Net realized and unrealized gain (loss)	$15,118	$22,377	$44,244	$8,595
Net increase (decrease) in net assets resulting from operations	$14,862	$22,246	$43,732	$8,330

Net increase (decrease) in net assets per share	$0.38	$0.92 (1)	$1.10	$0.36 (1)
Weighted average number of shares (in 000’s)	39,421	24,143 (1)	39,609	23,089 (1)

(1)	Adjusted for effects of a 10-for-1 stock split. Stock split was effective on March 7, 2019. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets

For the six months ended December 31, 2019 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2019	$545,511
Creations	37,409
Redemptions	-
Net investment gain (loss)	(256)
Net realized gain (loss) from gold bullion sold to pay expenses	29
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	29,097
Net Assets at September 30, 2019	$611,790
Creations	-
Redemptions	(33,725)
Net investment gain (loss)	(256)
Net realized gain (loss) from gold bullion sold to pay expenses	34
Net realized gain (loss) from gold bullion distributed for redemptions	4,663
Net change in unrealized gain (loss) on investment in gold	10,421
Net Assets at December 31, 2019	$592,927

For the six months ended December 31, 2018 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2018	$250,925
Creations	42,577
Redemptions	-
Net investment gain (loss)	(134)
Net realized gain (loss) from gold bullion sold to pay expenses	(7)
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(13,775)
Net Assets at September 30, 2018	$279,586
Creations	30,643
Redemptions	(18,006)
Net investment gain (loss)	(131)
Net realized gain (loss) from gold bullion sold to pay expenses	(6)
Net realized gain (loss) from gold bullion distributed for redemptions	(1,177)
Net change in unrealized gain (loss) on investment in gold	23,560
Net Assets at December 31, 2018	$314,469

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended December 31, 2019 and 2018 and the six months ended December 31, 2019 and 2018

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018(1)	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018(1)
Net asset value per Share at beginning of period	$14.80	$11.85	$14.04	$12.48
Net investment gain (loss)(2)	(0.01)	(0.01)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	0.37	0.94	1.13	0.31
Net change in net assets from operations	0.36	0.93	1.12	0.30
Net asset value per Share at end of period	$15.16	$12.78	$15.16	$12.78

Total return, at net asset value(3)	2.43%	7.90%	7.98%	2.40%

Net assets ($000’s)	$592,927	$314,469	$592,927	$314,469

Ratio to average net assets
Net investment loss (4)	(0.17)%	(0.18)%	(0.17)%	(0.19)%
Expenses (4)	0.17%	0.18%	0.17%	0.19%

(1)	Adjusted for effects of a 10-for-1 stock split. Stock split was effective on March 7, 2019. See Note 1.
(2)	Calculated using the average shares outstanding method
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements for the period ended December 31, 2019 (unaudited)

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

As of December 31, 2019, the fees payable to the Sponsor were $85,203. As of June 30, 2019, the fees payable to the Sponsor were $75,427.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and six months ended December 31, 2019 and 2018.

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

Changes in the Shares for the six months ended December 31, 2019 and 2018 were:

	Six Months Ended	Six Months Ended
(Amounts in 000’s)	Dec-31, 2019	Dec-31, 2018(1)
Activity in Number of Shares Created and Redeemed:
Creations	2,500	6,000
Redemptions	2,250	1,500
Net change in Number of Shares Created and Redeemed	250	4,500

	Six Months Ended	Six Months Ended
(Amounts in 000’s of US$)	Dec-31, 2019	Dec-30, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$37,409	$73,220
Redemptions	33,725	18,006
Net change in Value of Shares Created and Redeemed	$3,684	$55,214

(1)	Adjusted for effects of a 10-for-1 stock split. Stock split was effective on March 7, 2019. See Note 1.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2019 and June 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2019, the 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the six months ended December 31, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	387,215.425	$545,586
Gold bullion contributed	24,907.242	37,409
Gold bullion distributed	(22,751.633)	(29,501)
Change in unrealized depreciation	-	39,518
Ending balance as of December 31, 2019	389,371.034	$593,012

Changes in ounces of gold and their respective values for the year ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	220,426.035	280,234
Gold bullion distributed	(33,903.204)	(43,452)
Change in unrealized depreciation	-	57,848
Ending balance as of June 30, 2019	387,215.425	$545,586

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2019 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended December 31, 2019

The Trust’s net asset value decreased from $611,789,964 on September 30, 2019 to $592,926,882 on December 31, 2019, a 3.1% decrease. The decrease in the Trust’s net asset value over this period was due to a reduction in the number of shares outstanding from 41,350,000 to 39,100,000, a 5.4% decrease. The 2,250,000 shares decrease was the result of 45 redemption orders (50,000 shares per creation and redemption order). There were no creation orders over the quarter. The impact of the redemption activity on the Trust’s net asset value was reduced by the positive change in the price of gold, which increased 2.5% from $1,485.30 on September 30, 2019 to $1,523.00 on December 31, 2019.

The 2.43% increase in the Trust’s net asset value per share, from $14.80 at September 30, 2019 to $15.16 at December 31, 2019 is directly related to the 2.5% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $255,892 for the quarter, or 0.044% of the Trust’s average weighted net assets of $581,865,249 during the quarter. The net asset value per share of $15.16 on December 31, 2019 was the highest during the quarter, compared with a low during the quarter of $14.46 on November 12, 2019.

Net increase in net assets resulting from operations for the quarter ended December 31, 2019 was $14,861,954, resulting primarily from an unrealized gain on investment in gold bullion of $10,420,233, increased by a gain of $4,697,613 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $255,892. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2019

The Trust’s net asset value grew from $545,511,107 on June 30, 2019 to $592,926,882 on December 31, 2019, a 8.7% increase. The increase in the Trust’s net asset value was partially due to an increase in the number of shares outstanding from 38,850,000 to 39,100,000 over this period, or 0.6%. The 250,000 shares increase was the net result of 50 creations orders and 45 redemption orders (50,000 shares per creation and redemption order). The increase in the Trust’s net asset value was mostly due to a change in the price of gold, which increased 8.09% from $1,409.00 on June 30, 2019 to $1,523.00 on December 31, 2019.

The 7.98% increase in the Trust’s net asset value per share, from $14.04 at June 30, 2019 to $15.16 at December 31, 2019 is directly related to the 8.09% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $512,517 for the quarter, or 0.088% of the Trust’s average weighted net assets of $582,901,834 during the quarter. The net asset value per share of $15.40 on September 4, 2019 was the highest during the period, compared with a low during the period of $13.84 on July 5, 2019.

Net increase in net assets resulting from operations for the 6 months period ending December 31, 2019 was $43,731,473, resulting primarily from an unrealized [gain] on investment in gold bullion of $39,517,050, increased by a gain of $4,726,940 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $512,517 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2019: 45 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2019	36	1,800,000	0.0099609
November 2019	9	450,000	0.0099596
December 2019	0	0	-
Total	45	2,250,000	0.0099607

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 06, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 06, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

