Form 10-Q
period 2020-03-31
GraniteShares Gold Trust
filed 2020-05-08
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 08, 2020, the Registrant had 52,550,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2020 (unaudited) and June 30, 2019

Amounts in 000’s of US$ except share and per share data	March 31, 2020	June 30, 2019
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$772,750	$545,586
Total Assets	$772,750	$545,586

Liabilities
Fees payable to Sponsor	$105	$75
Total Liabilities	105	75
Net Assets	$772,645	$545,511

Shares issued and outstanding(2)	48,250,000	38,850,000
Net asset value per Share	$16.01	$14.04

(1)	Cost of investment in gold bullion: $653,257 and $497,005, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2020 (unaudited) and June 30, 2019

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2020 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	480,282.267	$653,257	$772,750	100.01%
Total investment		$653,257	$772,750	100.01%
Liabilities in excess of other assets			$(105)	(0.01)%
Net assets			$772,645	100.00%

June 30, 2019	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	387,215.425	$497,005	$545,586	100.01%
Total investment		$497,005	$545,586	100.01%
Liabilities in excess of other assets			$(75)	(0.01)%
Net assets			$545,511	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and nine months ended March 31, 2020 and 2019

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2020	Three Month Ended March 31, 2019		Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019

Expenses
Sponsor fees	$288	$189		$800	$454
Total expenses	$288	$189		$800	$454
Net investment loss	$(288)	$(189)		$(800)	$(454)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	46	2		109	(11)
Gold bullion distributed for the redemption of Shares	2,068	34		6,731	(1,143)
Net realized gain (loss)		-		-	-
Net change in unrealized appreciation (depreciation)	$31,394	$3,709		$70,912	$13,494
Net realized and unrealized gain (loss)	$33,508	$3,745		$77,752	$12,340
Net increase (decrease) in net assets resulting from operations	$33,220	$3,556		$76,952	$11,886

Net increase (decrease) in net assets per share	$0.79	$0.11	(1)	$1.90	$0.45 (1)
Weighted average number of shares (in 000’s)	42,134	33,772	(1)	40,445	26,598 (1)

(1)	Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets

For the nine months ended March 31, 2020 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2019	$545,511
Creations	37,409
Redemptions	-
Net investment gain (loss)	(256)
Net realized gain (loss) from gold bullion sold to pay expenses	29
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	29,097
Net Assets at September 30, 2019	$611,790
Creations	-
Redemptions	(33,725)
Net investment gain (loss)	(256)
Net realized gain (loss) from gold bullion sold to pay expenses	34
Net realized gain (loss) from gold bullion distributed for redemptions	4,663
Net change in unrealized gain (loss) on investment in gold	10,421
Net Assets at December 31, 2019	$592,927
Creations	160,525
Redemptions	(14,027)
Net investment gain (loss)	(288)
Net realized gain (loss) from gold bullion sold to pay expenses	46
Net realized gain (loss) from gold bullion distributed for redemptions	2,068
Net change in unrealized gain (loss) on investment in gold	31,394
Net Assets at March 31, 2020	$772,645

For the nine months ended March 31, 2019 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2018	$250,925
Creations	42,577
Redemptions	-
Net investment gain (loss)	(134)
Net realized gain (loss) from gold bullion sold to pay expenses	(7)
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(13,775)
Net Assets at September 30, 2018	$279,586
Creations	30,643
Redemptions	(18,006)
Net investment gain (loss)	(131)
Net realized gain (loss) from gold bullion sold to pay expenses	(6)
Net realized gain (loss) from gold bullion distributed for redemptions	(1,177)
Net change in unrealized gain (loss) on investment in gold	23,560
Net Assets at December 31, 2018	$314,469
Creations	156,478
Redemptions	(12,796)
Net investment gain (loss)	(189)
Net realized gain (loss) from gold bullion sold to pay expenses	2
Net realized gain (loss) from gold bullion distributed for redemptions	34
Net change in unrealized gain (loss) on investment in gold	3,709
Net Assets at March 31, 2019	$461,707

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and nine months ended March 31, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each period) (1)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019(1)
Net asset value per Share at beginning of period	$15.16	$12.78	$14.04	$12.48
Net investment income (loss)(2)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	0.86	0.14	1.99	0.45
Net change in net assets from operations	0.85	0.13	1.97	0.43
Net asset value per Share at end of period	$16.01	$12.91	$16.01	$12.91

Total return, at net asset value(3)	5.61%	1.02%	14.03%	3.45%

Net assets ($000’s)	$772,645	$461,707	$772,645	$461,707

Ratio to average net assets
Net investment loss (4)	(0.17)%	(0.17)%	(0.17)%	(0.18)%
Expenses (4)	0.17%	0.17%	0.17%	0.18%

(1)	Adjusted for effects of stock split. Stock split was effective on March 7, 2019. See Note 1
(2)	Calculated using the average shares outstanding method.
(3)	Percentage not annualized.
(4)	Percentage annualized.

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

As of March 31, 2020, the fees payable to the Sponsor were $104,849. As of June 30, 2019, the fees payable to the Sponsor were $75,427.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the – three months and nine months ended March 31, 2020 and 2019.

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

Changes in the Shares for the nine months ended March 31, 2020 and 2019 were:

	Nine Months Ended	Nine Months Ended
(Amounts in 000’s)	Mar-31, 2020	Mar-31, 2019(1)
Activity in Number of Shares Created and Redeemed:
Creations	12,550	375,300
Redemptions	3,150	37,900
Net change in Number of Shares Created and Redeemed	9,400	337,400

	Nine Months Ended	Nine Months Ended
(Amounts in 000’s of US$)	Mar-31, 2020	Mar-31, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$197,934	$229,698
Redemptions	47,752	30,802
Net change in Value of Shares Created and Redeemed	$150,182	$198,896

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 and June 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2020, the 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the nine months ended March 31, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	387,215.425	$545,586
Gold bullion contributed	124,945.615	197,934
Gold bullion distributed	(31,878.773)	(41,682)
Change in unrealized appreciation	-	70,912
Ending balance as of March 31, 2019	480,282.267	772,750

Changes in ounces of gold and their respective values for the nine months ended March 31, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	220,426.035	280,234
Gold bullion distributed	(33,903.204)	(43,452)
Change in unrealized appreciation	-	57,848
Ending balance as of March 31, 2019	387,215.425	545,586

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

7. Subsequent events

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. The ultimate impact of COVID-19 on the financial performance of the Fund’s investments is not reasonably estimable at this time.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2020 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2020

The Trust’s net asset value grew from $592,926,882 on December 31, 2019 to $772,645,305 on March 31, 2020, a 30.3% increase. The increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 39,100,000 to 48,250,000 over this period. The net 9,150,000 shares increase was a result of 201 creations and 18 redemption orders (50,000 shares per creation and redemption). The increase in the Trust’s net asset value was also due to a change in the price of gold, which increased 5.64% from $1,523.00 on December 31, 2019 to $1,608.95 on March 31, 2020.

The 5.60% increase in the Trust’s net asset value per share, from $15.16 at December 31, 2019 to $16.01 at March 31, 2020 is directly related to the 5.64% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $287,785 for the quarter, or 0.043% of the Trust’s average weighted net assets of $663,807,893 during the quarter. The net asset value per share of $16.76 on March 06, 2020 was the highest during the quarter, compared with a low during the quarter of $14.67 on March 19, 2020.

Net increase in net assets resulting from operations for the quarter ended March 31, 2020 was $33,220,420, resulting primarily from an unrealized gain on investment in gold bullion of $31,394,604, increased by a gain of $2,113,601 on metal sold to cover redemption orders and Sponsor’s fees but reduced by the Sponsor’s fees of $287,785. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

The Nine Months Ended March 31, 2020

The Trust’s net asset value grew from $545,511,107 on June 30, 2019 to $772,645,305 on March 31, 2020, an 41.6% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 38,850,000 to 48,250,000 over this period. The 9,400,000 shares increase was a result of 251 creations and 63 redemption orders (50,000 shares per order). The increase in the Trust’s net asset value was also due to a change in the price of gold, which increased 14.19% from $1,409.00 on June 30, 2019 to $1,608.95 on March 31, 2020.

The 14.04% increase in the Trust’s net asset value per share from $14.04 at June 30, 2019 to $16.01 at March 31, 2020, is directly related to the 14.19% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $800,302 for the period, or 0.131% of the Trust’s average weighted net assets of $609,845,934 during the period. The net asset value per share of $16.76 on March 06, 2020 was the highest during the period, compared with a low during the period of $13.84 on July 07, 2019.

Net increase in net assets resulting from operations for the period ended March 31, 2020 was $76,951,893, resulting primarily from an unrealized gain on investment in gold bullion of $70,911,654 a gain of $6,840,541 on metal sold to cover redemption orders and Sponsor’s fees but reduced by the Sponsor’s fees of $800,302. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2020: 18 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2020	0	0	0
February 2020	0	0	0
March 2020	18	900,000	0.009954
Total	18	900,000	0.009954

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 08, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

