Form 10-K
period 2020-06-30
GraniteShares Gold Trust
filed 2020-08-24
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2020 as reported by the NYSE Arca, Inc. on that date: $1,049,024,000.

As of August 21, 2020, GraniteShares Gold Trust has 67,300,000 GraniteShares Gold Shares outstanding.

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

The sponsor of the Trust is GraniteShares LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank (the “Custodian”).

The Trust’s Shares at redeemable value increased from US$ 545,511,107 on June 30, 2019 to US$ 1,041,316,068 on June 30, 2020, the Trust’s fiscal year end. The Outstanding Shares in the Trust increased from 38,850,000 Shares on June 30, 2019 to 59,200,000 Shares on June 30, 2020.

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

World Gold Supply and Demand (2010-2019)

The following table sets forth a summary of the world gold supply and demand from 2009 to 2019:

(tonnes)(1) Supply	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Mine production	2,771	2,868	2,882	3,076	3,180	3,222	3,252	3,259	3,332	3,422
Scrap	1,743	1,698	1,700	1,303	1,159	1,180	1,306	1,210	1,178	1,246
Net hedging supply	-106	18	-40	-39	108	21	32	-41	8	45
Total Supply	4,407	4,584	4,543	4,340	4,446	4,422	4,590	4,428	4,518	4,713
Demand
Jewelry	2,096	2,109	2,075	2,737	2,569	2,474	1,962	2,222	2,129	1,911
Industrial fabrication	480	470	432	428	411	376	366	380	391	374
of which electronics	346	342	310	306	297	267	264	277	288	274
of which dental & medical	48	43	39	36	34	32	30	29	29	28
of which other industrial	86	85	84	85	80	76	71	73	74	72
Net official sector	77	457	544	409	466	443	253	366	536	623
Retail investment	1,263	1,617	1,407	1,871	1,165	1,172	1,051	1,031	1,097	1,002
of which bars	946	1,248	1,057	1,444	886	875	785	771	800	717
of which coins	317	369	350	426	276	296	266	261	297	285
Physical Demand	3,915	4,652	4,458	5,445	4,611	4,464	3,631	3,999	4,154	3,910
Physical Surplus/Deficit	492	-69	85	-1,105	-164	-42	959	429	365	802
ETF inventory build	384	189	279	-879	-155	-117	539	177	59	390
Exchange Inventory build	54	-6	-10	-98	1	-48	86	0	-21	7
Net Balance	54	-251	-185	-129	-10	124	334	252	327	404
Gold Price (LBMA PM, US$/oz)	1,224.52	1,571.69	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,268.49	1,391.40

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Survey 2019 and Gold Survey 2020, GFMS, Thomson Reuters

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

The following chart illustrates the changes in the LBMA gold prices from July 2010 through June 2020:

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

The Sponsor’s Fee for the fiscal year ended June 30, 2020 was $1,193,277.

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

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s Fee accrues daily at the same rate (i.e., 1/365th for a non-leap year or 1/366th for a leap year of the daily net asset value of the Trust multiplied by 0.1749%), in the absence of any extraordinary expenses or liabilities, the amount of gold by which the Basket Amount decreases each day is predictable. Authorized Participants may use that indicative Basket Amount as guidance regarding the amount of gold that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The Authorized Participant Agreement provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Amount determined by the Trustee on the effective date of the purchase order.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2020.

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

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak will have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to make settlements on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust’s operations.

The duration of the outbreak and its effects cannot be determined with certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

Further, the outbreak could interfere with or prevent the determination of the applicable benchmark price, which the Trustee uses to value the gold held by the Trust and calculate the net asset value of the Trust. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2020:

Fiscal Year Ended June 30, 2020: Quarter Ended

	High	Low
September 30, 2019	$15.48	$13.80
December 31, 2019	$15.12	$14.475
March 31, 2020	$16.69	$14.56
June 30, 2020	$17.72	$15.84

The number of outstanding Shares of the Trust as of August 21, 2020 was 67,300,000.

Fiscal Year Ended June 30, 2020: Monthly Share Price

The following table sets forth for the period considered, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2019	$14.41	$13.80
August 2019	$15.38	$14.35
September 2019	$15.48	$14.65
October 2019	$15.06	$14.74
November 2019	$15.06	$14.475
December 2019	$15.12	$14.53
January 2020	$15.82	$15.22
February 2020	$16.52	$15.46
March 2020	$16.69	$14.56
April 2020	$17.26	$15.84
May 2020	$17.43	$16.82
June 2020	$17.72	$16.75

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2020:

Month	Total number of Shares redeemed	Average ounces of gold per Share
July 2019	-	-
August 2019	-	-
September 2019	-	-
October 2019	1,800,000	0.0099609
November 2019	450,000	0.0099596
December 2019	-	-
January 2020	-	-
February 2020	-	-
March 2020	900,000	0.0099538
April 2020	-	-
May 2020	-	-
June 2020	-	-
Total	3,150,000	0.009959

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2020	June 30, 2019	June 30, 2018
(Amounts in 000’s of US$, except per Share data)
Total assets	$1,041,457	$545,511	$250,925
Total gain / (loss) on gold	$159,805	$56,625	$(9,267)
Change in net assets from operations	$158,612	$55,958	$(9,312)
Weighted average number of Shares (in 000’s)	43,630	29,312	2,148	(1)
Net increase / (decrease) in net assets per Share	$3.64	$1.91	$(4.31	)(1)

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

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2020

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

June 30, 2020
(Amounts in 000’s of US$)
Investment in gold - cost	$839,963
Unrealized gain / (loss) on investment in gold	201,494
Investment in gold - fair value	$1,041,457

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2020 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2020
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$159,805
Change in net assets from operations	$158,612
Net increase (decrease) in net assets per share	$3.64

Fiscal year ended June 30, 2020

The Trust’s NAV increased from $545,511,107 on June 30, 2019 to $1,041,316,068 on June 30, 2020, a 91% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 38,850,000 Shares on June 30, 2019 to 59,200,000 Shares on June 30, 2020, a result of 23,500,000 Shares (470 Baskets) being created and 3,150,000 Shares (63 Baskets) being redeemed during that period.

The NAV per Share increased 25.28% from $14.04 on June 30, 2019 to $17.59 on June 30, 2020. During that period the gold price increased 25.49% from $1,409.00 on June 30, 2019 to $1,768.10 on June 28, 2020. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,193,277 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2019

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

On a post stock split basis (see Note 1 to the Financial Statements), the NAV per Share increased 12.50% from $12.48 on June 30, 2018 to $14.04 on June 30, 2019. During that period the gold price increased 12.68% from $1,250.45 on June 30, 2018 to $1,409.00 on June 28, 2019. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $666,919 for the fiscal year, or 0.18% of the Trust’s assets on an annualized basis. The Sponsor’s Fee was reduced from 0.20% to 0.1749% on October 5, 2018 (see Note 2.2 in the Financial Statements)

Fiscal year ended June 30, 2018

The Trust’s NAV increased from $2,578,000 on August 24, 2017 to $250,925,048 on June 30, 2018, a 9,633.32% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose , on a post stock split basis (see Note 1 to the Financial Statements) from 200,000 Shares on August 24, 2017 to 20,100,000 Shares on June 30, 2018, a result of 19,900,000 Shares (398 Baskets) being created and 0 Shares being redeemed during that period.

On a post stock split basis (see Note 1 to the Financial Statements), the NAV per Share decreased 3.15% from $12.89 on August 24, 2017 to $12.48 on June 30, 2018. During that period the gold price decreased 2.99% from $1,289.00 on August 24, 2017 to $1,250.45 on June 30, 2018. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $44,776 for the fiscal year, or 0.20% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2020
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2019	December 31, 2019	March 30, 2020	June 30, 2020	June 30, 2020
EXPENSES
Sponsor’s Fee	$256	$256	$288	$393	$1,193
Total expenses	256	256	288	393	1,193
Net investment loss	(256)	(256)	(288)	(393)	(1,193)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	29	34	46	62	171
Realized gain/(loss) on gold distributed for the redemption of Shares	-	4,663	2,068	-	6,731
Change in unrealized gain / (loss) on investment in gold	29,097	10,421	31,394	81,991	152,903
Total gain / (loss) on gold	29,126	15,118	33,508	82,053	159,805

Change in net assets from operations	$28,870	$14,862	$33,220	$81,660	$158,612

Net increase / (decrease) in net assets per Share	$0.73	$0.38	$0.79	$1.56	$3.64

Weighted average number of Shares	39,797	39,421	42,134	52,203	43,630

Fiscal year ended June 30, 2019
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2018	December 31, 2018	March 30, 2019	June 30, 2019	June 30, 2019
EXPENSES
Sponsor’s Fee	$134	$131	$189	$213	$667
Total expenses	134	131	189	213	667
Net investment loss	(134)	(131)	(189)	(213)	(667)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold sold to pay expenses	(7)	(6)	2	3	(8)
Realized gain/(loss) on gold distributed for the redemption of Shares	-	(1,177)	34	(72)	(1,215)
Change in unrealized gain / (loss) on investment in gold	(13,775)	23,560	3,709	44,354	57,848
Total gain / (loss) on gold	(13,782)	22,377	3,745	44,285	56,625

Change in net assets from operations	$(13,916)	$22,246	$3,556	$44,072	$55,958

Net increase / (decrease) in net assets per Share (1)	$(0.63)	$0.92	$0.11	$1.18	$1.91

Weighted average number of Shares(1)	22,035	24,143	33,772	37,485	29,312

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2020.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 41 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by the Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School and a Bachelors degree in Accounting and Finance from the University of Paris (Pantheon Assas). Mr. Autier is 45 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker LLP and KPMG LLP, for the fiscal years ended June 30, 2020 and 2019 specifically:

	June 30, 2020	June 30, 2019

Audit fees – Tait, Weller & Baker	$23,000	$-
Audit fees – KPMG		34,000
Audit related fees - Tait, Weller & Baker	-	-
Audit related fees - KPMG	2,500	5,768
	$25,500	$39,768

Audit Fees are fees paid by the Sponsor to Tait, Weller & Baker LLP and KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to Tait, Weller & Baker LLP and KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Tait, Weller & Baker LLP. Such determinations are made by the Sponsor.

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 21, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 21, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Gold Trust (the “Trust”), including the schedule of investments, as of June 30, 2020, the related statement of operations, the statement of changes in net assets, and the financial highlights for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2020, the results of its operations, the changes in its net assets, and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of one or more GraniteShares LLC investment companies since 2019.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

August 21, 2020

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

New York, NY
August 20, 2019

GRANITESHARES GOLD TRUST

Statement of Assets and Liabilities

At June 30, 2020 and 2019

Amounts in 000’s of US$ except share and per share data	June 30, 2020	June 30, 2019
Assets
Investment in gold bullion, at fair value(1)	$1,041,457	$545,586
Total Assets	$1,041,457	$545,586
Liabilities
Fees payable to Sponsor	$141	$75
Total Liabilities	141	75
Net Assets	$1,041,316	$545,511
Shares issued and outstanding(2)	59,200,000	38,850,000
Net asset value per Share	$17.59	$14.04

(1)	Cost of investment in gold bullion: $839,963 and $497,005, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedule of Investments

At June 30, 2020 and 2019

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2020	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	589,025.927	$839,963	$1,041,457	100.01%
Total investment		$839,963	$1,041,457	100.01%
Liabilities in excess of other assets			$(141)	(0.01%	)
Net assets			$1,041,316	100.00%

June 30, 2019	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	387,215.425	$497,005	$545,586	100.01%
Total investment		$497,005	$545,586	100.01%
Liabilities in excess of other assets			$(75)	(0.01%	)
Net assets			$545,511	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statement of Operations

For the years ended June 30, 2020 and 2019 and the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2020	Year Ended June 30, 2019	(1) Fiscal Period Ended June 30, 2018

Expenses
Sponsor fees	$1,193	$667	$45
Total expenses	1,193	667	45
Net investment loss	(1,193)	(667)	(45)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	171	(8)	-
Gold bullion distributed for the redemption of Shares	6,731	(1,215)	-
Net realized gain (loss)	-	-	-
Net change in unrealized appreciation (depreciation)	152,903	57,848	(9,267)
Net realized and unrealized gain (loss)	159,805	56,625	(9,267)
Net increase (decrease) in net assets resulting from operations	$158,612	$55,958	$(9,317)

Net increase (decrease) in net assets per share	$3.64	$1.91 (2)	$(4.33	)(2)
Weighted average number of shares (in 000’s)	43,630	29,312 (2)	2,150	(2)

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statement of Changes in Net Assets

For the years ended June 30, 2020 and 2019 and the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$	Year Ended June 30, 2020	Year Ended June 30, 2019	Fiscal Period Ended June 30, 2018(1)
Net Assets – beginning of period	$545,511	$250,925	$2,578
Creations	384,945	280,233	257,659
Redemptions	(47,752)	(41,605)	-
Net investment income (loss)	(1,193)	(667)	(45)
Net realized gain (loss) from gold bullion sold to pay expenses	171	(8)	-
Net realized gain (loss) from gold bullion distributed for redemptions	6,731	(1,215)	-
Net change in unrealized gain (loss) on investment in gold bullion	152,903	57,848	(9,267)
Net Assets – end of period	$1,041,316	$545,511	$250,925

(1)	Operations commenced on August 24, 2017. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the years ended June 30, 2020 and 2019 and the fiscal period ended June 30, 2018(1)

Per Share Performance (for a Share outstanding throughout each period)	Year Ended June 30, 2020	Year Ended June 30, 2019 (2)	Fiscal Period Ended June 30, 2018 (2)

Net asset value per Share at beginning of period	$14.04	$12.48	$12.89
Net investment income (loss)(3)	(0.03)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	3.58	1.58	(0.39)
Net change in net assets from operations	3.55	1.56	(0.41)
Net asset value per Share at end of period	$17.59	14.04	12.48

Total return ratio, at net asset value	25.28%	12.50%	(3.15	)%(4)

Net assets ($000’s)	$1,041,316	545,511	250,925

Ratio to average net assets
Net investment loss	(0.17)%	(0.18)%	(0.20	)%(5)
Expenses	0.17%	0.18%	0.20	%(5)

(1)	Operations commenced on August 24, 2017. See Note 1.
(2)	Adjusted for effect of stock split. Stock split was effective on March 7, 2019. See Note 1.
(3)	Calculated using the average shares outstanding method
(4)	Percentage not annualized
(5)	Percentage annualized

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2020

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

The fees payable to the Sponsor were $140,674 as of June 30, 2020 and $75,427 as of June 30, 2019. The Sponsor’s Fee, for the year ended June 30, 2020, was $1,193,277, or 0.17% of the Trust’s assets on an annualized basis, $666,919 for the year ended June 30, 2019, or 0.18% of the Trust’s assets on an annualized basis and $44,776 for the period ended June 30, 2018 or 0.20% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2020, 2019 and 2018.

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

Changes in the Shares for the years ended June 30, 2020 and 2019 were:

	Year Ended	Year Ended
(Amounts in 000’s)	June-30, 2020	June-30, 2019(1)
Activity in Number of Shares Created and Redeemed:
Creations	23,500	41,480
Redemptions	(3,150)	(4,640)
Net change in Number of Shares Created and Redeemed	20,350	36,840

	Year Ended	Year Ended
(Amounts in 000’s of US$)	June-30, 2020	June-30, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$384,945	$280,233
Redemptions	(47,752)	(41,605)
Net change in Value of Shares Created and Redeemed	$337,193	$238,628

(1)	Adjusted for effects of stock split. Stock split was effective on March 7, 2019. See Note 1.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020 and 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2020, the 2020, 2019 and 2018 tax years remain open for examination.

2.6. Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	387,215.425	$545,586
Gold bullion contributed	233,902.465	384,945
Gold bullion distributed	(32,091.963)	(41,977)
Change in unrealized depreciation	-	152,903
Ending balance as of June 30, 2020	589,025.927	$1,041,457

Changes in ounces of gold and their respective values for the year ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	200,692.594	$250,956
Gold bullion contributed	220,426.035	280,234
Gold bullion distributed	(33,903.204)	(43,452)
Change in unrealized depreciation	-	57,848
Ending balance as of June 30, 2019	387,215.425	$545,586

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

Affiliates of the Trustee, may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

