Form 10-Q
period 2020-09-30
GraniteShares Gold Trust
filed 2020-11-06
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

As of November 06, 2020, the Registrant had 67,850,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$ except share and per share data	September 30, 2020	June 30, 2020
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,292,065	$1,041,457
Total Assets	$1,292,065	$1,041,457

Liabilities
Fees payable to Sponsor	$189	$141
Total Liabilities	189	141
Net Assets	$1,291,876	$1,041,316

Shares issued and outstanding(2)	68,850,000	59,200,000
Net asset value per Share	$18.76	$17.59

(1)	Cost of investment in gold bullion: $1,026,994 and $839,963, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2020 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	684,755.611	$1,026,994	$1,292,065	100.01%
Total investment		$1,026,994	$1,292,065	100.01%
Liabilities in excess of other assets			$(189)	(0.01)%
Net assets			$1,291,876	100.00%

June 30, 2020	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	589,025.927	$839,963	$1,041,457	100.01%
Total investment		$839,963	$1,041,457	100.01%
Liabilities in excess of other assets			$(141)	(0.01)%
Net assets			$1,041,316	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2020 and 2019

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2020 (unaudited)	Three Months Ended September 30, 2019 (unaudited)

Expenses
Sponsor fees	$548	$256
Total expenses	548	256
Net investment loss	(548)	(256)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	119	29
Gold bullion distributed for the redemption of Shares	1,788	-
Net realized gain (loss)	1,907	29
Net change in unrealized appreciation (depreciation)	63,577	29,097
Net realized and unrealized gain (loss)	65,484	29,907
Net increase (decrease) in net assets resulting from operations	$64,936	$28,870

Net increase (decrease) in net assets per share	$0.99	$0.73
Weighted average number of shares (in 000’s)	65,547	39,797

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2020 and 2019 (unaudited)

Amounts in 000’s of US$	Three Months Ended September 30, 2020 (unaudited)	Three Months Ended September 30, 2019 (unaudited)

Net Assets – beginning of the period	$1,041,316	$545,511
Creation of 10,050,000 and 2,500,000 shares respectively	193,370	37,409
Redemption of 400,000 and 0 shares respectively	(7,746)	-
Net investment loss	(548)	(256)
Net realized gain (loss) gold bullion sold to pay expenses	119	29
Net realized gain (loss) from gold bullion distributed for redemption	1,788	-
Net Change in unrealized appreciation (depreciation) on in investment in gold bullion	63,577	29,097
Net Assets – end of period	$1,291,876	$611,790

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2020 (unaudited)	Three Months Ended September 30, 2019 (unaudited)

Net asset value per Share at beginning of period	$17.59	$14.04
Net investment gain (loss)(1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	1.18	0.77
Net change in net assets from operations	1.17	0.76
Net asset value per Share at end of period	$18.76	14.80

Total return ratio, at net asset value(2)	6.65%	5.41%

Net assets ($000’s)	$1,291,876	611,790

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%

(1)	Calculated using the average shares outstanding method
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of September 30, 2020, the fees payable to the Sponsor were $189,151. As of June 30, 2020, the fees payable to the Sponsor were $140,674.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2020 and 2019.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2020, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the three months ended September 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	1,041,457
Gold bullion contributed	99,967.157	193,369
Gold bullion distributed	(4,237.473)	(6,338)
Change in unrealized appreciation (depreciation)	–	(63,577)
Ending balance as of September 30, 2020	684,755.611	1,292,065

Changes in ounces of gold and their respective values for the year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	387,215.425	545,586
Gold bullion contributed	233,902.465	384,945
Gold bullion distributed	(32,091.963)	(41,977)
Change in unrealized appreciation (depreciation)	–	152,903
Ending balance as of June 30, 2020	589,025.927	1,041,457

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2020 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2020

The Trust’s net asset value grew from $1,041,316,068 on June 30, 2020 to $1,291,876,211 on September 30, 2020, a 24.06% increase. The increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 59,200,000 to 68,850,000 over this period. The net 9,650,000 shares increase was a result of 201 creations and 8 redemption orders (50,000 shares per creation and redemption). The increase in the Trust’s net asset value was also due to a change in the price of gold, which increased 6.72% from $1,768.10 on June 30, 2020 to $1,886.90 on September 30, 2020.

The 6.65% increase in the Trust’s net asset value per share, from $17.59 at June 30, 2020 to $18.76 at September 30, 2020 is directly related to the 6.72% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $548,201 for the quarter, or 0.044% of the Trust’s average weighted net assets of $1,243,501,605 during the quarter. The net asset value per share of $20.56 on August 06, 2020 was the highest during the quarter, compared with a low during the quarter of $17.61 on July 01, 2020.

Net increase in net assets resulting from operations for the quarter ended September 30, 2020 was $64,935,923, resulting primarily from an unrealized gain on investment in gold bullion of $63,576,703, increased by a gain of $1,907,421 on metal sold to cover redemption orders and Sponsor’s fees but reduced by the Sponsor’s fees of $548,201. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2020: 8 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2020	0	0	0
August 2020	0	0	0
September 2020	8	400,000	0.009946
Total	8	400,000	0.009946

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 06, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 06, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

