Form 10-Q
period 2020-12-31
GraniteShares Gold Trust
filed 2021-02-03
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of February 03, 2021, the Registrant had 61,250,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$ except share and per share data	December 31, 2020	June 30, 2020
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,112,010	$1,041,457
Total Assets	$1,112,010	$1,041,457

Liabilities
Fees payable to Sponsor	$161	$141
Total Liabilities	161	141
Net Assets	$1,111,849	$1,041,316

Shares issued and outstanding(2)	59,150,000	59,200,000
Net asset value per Share	$18.80	$17.59

(1)	Cost of investment in gold bullion: $889,960 and $839,963, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2020 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	588,022.913	$889,960	$1,112,010	100.01%
Total investment		$889,960	$1,112,010	100.01%
Liabilities in excess of other assets			$(161)	(0.01)%
Net assets			$1,111,849	100.00%

June 30, 2020	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	589,025.927	$839,963	$1,041,457	100.01%
Total investment		$839,963	$1,041,457	100.01%
Liabilities in excess of other assets			$(141)	(0.01)%
Net assets			$1,041,316	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2020 and 2019

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2020	Three Month Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019

Expenses
Sponsor fees	$527	$256	$1,075	$512
Total expenses	$527	$256	$1,075	$512
Net investment loss	$(527)	$(256)	$(1,075)	$(512)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	112	34	231	63
Gold bullion distributed for the redemption of Shares	42,777	4,663	44,565	4,663
Net realized gain (loss)	$42,889	$4,697	$44,769	$4,726
Net change in unrealized appreciation (depreciation)	$(43,021)	$10,421	$20,556	$39,518
Net realized and unrealized gain (loss)	$(132)	$15,118	$65,232	$44,244
Net increase (decrease) in net assets resulting from operations	$(659)	$14,862	$64,277	$43,732

Net increase (decrease) in net assets per share	$(0.01)	$0.38	$0.99	$1.10
Weighted average number of shares (in 000’s)	63,921	39,421	64,734	39,609

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the six months ended December 31, 2020 and 2019

Amounts in 000’s of US$	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019

Net Assets – beginning of the period	$1,291,876	$611,790	$1,041,316	$545,511
Creation of 2,400,000, 0, 12,450,000 and 2,500,000 shares respectively	44,964	-	238,334	37,409
Redemption of 12,100,000, 2,250,000, 12,500,000 and 2,250,000 shares respectively	(224,332)	(33,725)	(232,078)	(33,725)
Net investment loss	(527)	(256)	(1,075)	(512)
Net realized gain (loss) gold bullion sold to pay expenses	112	34	231	63
Net realized gain (loss) from gold bullion distributed for redemption	42,777	4,663	44,565	4,663
Net Change in unrealized appreciation (depreciation) on in investment in gold bullion	(43,021)	10,241	20,556	39,518
Net Assets – end of period	$1,111,849	$592,927	$1,111,849	592,927

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended December 31, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Net asset value per Share at beginning of period	$18.76	$14.80	$17.59	$14.04
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	0.05	0.37	1.23	1.13
Net change in net assets from operations	0.04	0.36	1.21	1.12
Net asset value per Share at end of period	$18.80	$15.16	$18.80	$15.16

Total return, at net asset value(2)	0.21%	2.43%	6.88%	7.98%

Net assets ($000’s)	$1,111,849	$592,927	$1,111,849	$592,927

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of December 31, 2020, the fees payable to the Sponsor were $161,475. As of June 30, 2020, the fees payable to the Sponsor were $140,674.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2020 and 2019.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2020, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the six months ended December 31, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	1,041,457
Gold bullion contributed	123,828.739	238,334
Gold bullion distributed	(124,831.753)	(188,337)
Change in unrealized appreciation (depreciation)	–	20,556
Ending balance as of December 31, 2020	588,022.913	1,112,010

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	387,215.425	545,586
Gold bullion contributed	233,902.465	384,945
Gold bullion distributed	(32,091.963)	(41,977)
Change in unrealized appreciation (depreciation)	–	152,903
Ending balance as of June 30, 2020	589,025.927	1,041,457

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

Results of Operations

The Quarter Ended December 31, 2020

The Trust’s net asset value decreased from $1,291,876,211 on September 30, 2020 to $1,111,848,655 on December 31, 2020, a 13.9% decrease. The decrease in the Trust’s net asset value over this period was due to a reduction in the number of shares outstanding from 68,850,000 to 59,150,000, a 14.1% decrease. The 9,700,000 shares decrease was the net result of 48 creation orders and 242 redemption orders (50,000 shares per creation and redemption order). The impact of the redemption activity on the Trust’s net asset value was slightly reduced by the positive change in the price of gold, which increased 0.2% from $1,886.90 on September 30, 2020 to $1,891.10 on December 31, 2020.

The 0.2% increase in the Trust’s net asset value per share, from $18.76 on September 30, 2020 to $18.80 on December 31, 2020 is directly related to the 0.22% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $529,994 for the quarter, or 0.044% of the Trust’s average weighted net assets of $1,193,238,449 during the quarter. The net asset value per share of $19.30 on November 06, 2020 was the highest during the quarter, compared with a low during the quarter of $17.52 on November 30, 2020.

Net decrease in net assets resulting from operations for the quarter ended December 31, 2020 was $659,009, resulting from an unrealized loss on investment in gold bullion of $43,020,231, compensated by a gain of $42,888,216 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $526,994. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2020

The Trust’s net asset value grew from $1,041,316,068 on June 30, 2020 to $1,111,848,655 on December 31, 2020, a 6.8% increase. The increase in the Trust’s net asset value occurred despite a small reduction in the number of shares outstanding from 59,200,000 to 59,150,000 over this period, or 0.1%. The 50,000 shares decrease was the net result of 249 creations orders and 250 redemption orders (50,000 shares per creation and redemption order). The increase in the Trust’s net asset value was due to a change in the price of gold, which increased 6.96% from $1,768.10 on June 30, 2020 to $1,891.10 on December 31, 2020.

The 6.82% increase in the Trust’s net asset value per share, from $17.59 at June 30, 2020 to $18.80 at December 31, 2020 is directly related to the 6.96% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,075,194 for the period, or 0.088% of the Trust’s average weighted net assets of $1,219,349,772 during the six-month period. The net asset value per share of $20.56 on August 6, 2020 was the highest during the period, compared with a low during the period of $17.52 on November 30, 2020.

Net increase in net assets resulting from operations for the 6 months period ending December 31, 2020 was $64,276,914, resulting from an unrealized gain on investment in gold bullion of $20,556,472, increased by a gain of $44,795,636 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,075,194 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2020: 242 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2020	40	2,000,000	0.000943
November 2020	202	10,100,000	0.009942
December 2020	-	-	-
Total	242	12,100,000	0.009942

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 03, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 03, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

