Form 10-Q
period 2021-03-31
GraniteShares Gold Trust
filed 2021-05-05
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 05, 2021, the Registrant had 60,650,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2021 (unaudited) and June 30, 2020

Amounts in 000’s of US$ except share and per share data	March 31, 2021	June 30, 2020
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,005,708	$1,041,457
Total Assets	$1,005,708	$1,041,457

Liabilities
Fees payable to Sponsor	$153	$141
Total Liabilities	153	141
Net Assets	$1,005,555	$1,041,316

Shares issued and outstanding(2)	59,850,000	59,200,000
Net asset value per Share	$16.80	$17.59

(1)	Cost of investment in gold bullion: $910,835 and $839,963, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2021 (unaudited) and June 30, 2020

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2021 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	594,723.682	$910,835	$1,005,708	100.02%
Total investment		$910,835	$1,005,708	100.02%
Liabilities in excess of other assets			$(153)	(0.02)%
Net assets			$1,005,555	100.00%

June 30, 2020	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	589,025.927	$839,963	$1,041,457	100.01%
Total investment		$839,963	$1,041,457	100.01%
Liabilities in excess of other assets			$(141)	(0.01)%
Net assets			$1,041,316	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2021 and 2020

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020

Expenses
Sponsor fees	$468	$288	$1,543	$800
Total expenses	$468	$288	$1,543	$800
Net investment loss	$(468)	$(288)	$(1,543)	$(800)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	78	46	309	109
Gold bullion distributed for the redemption of Shares	5,248	2,068	49,813	6,731
Net realized gain	$5,326	$2,114	$50,122	$6,840
Net change in unrealized appreciation (depreciation)	$(127,177)	$31,394	$(106,621)	$70,912
Net realized and unrealized gain (loss)	$(121,851)	$33,508	$(56,499)	$77,752
Net increase (decrease) in net assets resulting from operations	$(122,319)	$33,220	$(58,042)	$76,952

Net increase (decrease) in net assets per share	$(2.01)	$0.79	$(0.91)	$1.90
Weighted average number of shares (in 000’s)	60,779	42,134	63,435	40,445

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2021 and 2020

Amounts in 000’s of US$	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020

Net Assets – beginning of the period	$1,111,849	$592,927	$1,041,316	$545,511
Creation of 3,350,000, 10,050,000, 15,800,000 and 12,550,000 shares respectively	61,603	160,525	299,937	197,934
Redemption of 2,650,000, 900,000, 15,150,000 and 3,150,000 shares respectively	(45,578)	(14,027)	(277,656)	(47,752)
Net investment loss	(468)	(288)	(1,543)	(800)
Net realized gain gold bullion sold to pay expenses	78	46	309	109
Net realized gain from gold bullion distributed for redemption	5,248	2,068	49,813	6,731
Net Change in unrealized appreciation (depreciation) in investment in gold bullion	(127,177)	31,394	(106,621)	70,912
Net Assets – end of period	$1,005,555	$772,645	$1,005,555	772,645

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2021 and 2020

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Net asset value per Share at beginning of period	$18.80	$15.16	$17.59	$14.04
Net investment loss (1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(1.99)	0.86	(0.77)	1.99
Net change in net assets from operations	(2.00)	0.85	(0.79)	1.97
Net asset value per Share at end of period	$16.80	$16.01	$16.80	$16.01

Total return, at net asset value(2)	(10.64)%	5.61%	(4.49)%	14.03%

Net assets ($000’s)	$1,005,555	$772,645	$1,005,555	$772,645

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of March 31, 2021, the fees payable to the Sponsor were $152,658. As of June 30, 2020, the fees payable to the Sponsor were $140,674.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and nine months ended March 31, 2021 and 2020.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the nine months ended March 31, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	1,041,457
Gold bullion contributed	157,123.380	299,937
Gold bullion distributed	(151,425.625)	(229,065)
Change in unrealized depreciation	–	(106,621)
Ending balance as of March 31, 2021	594,723.682	1,005,708

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	387,215.425	545,586
Gold bullion contributed	233,902.465	384,945
Gold bullion distributed	(32,091.963)	(41,977)
Change in unrealized appreciation	–	152,903
Ending balance as of June 30, 2020	589,025.927	1,041,457

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2021 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2021

The Trust’s net asset value decreased from $1,111,848,655 on December 31, 2020 to $1,005,554,824 on March 31, 2021, a 9.6% decrease. The decrease in the Trust’s net asset value was due to a change in the price of gold, which decreased 10.6% from $1,891.10 on December 31, 2020 to $1,691.05 on March 31, 2021. The impact of the decrease in gold price was slightly reduced by the increase in the number of shares outstanding from 59,150,000 to 59,850,000, a 1.2% increase which was the net result of 67 creation orders and 53 redemption orders (50,000 shares per creation and redemption order).

The 10.64% decrease in the Trust’s net asset value per share, from $18.80 on December 31, 2020 to $16.80 on March 31, 2021 is directly related to the 10.6% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $468,098 for the quarter, or 0.043% of the Trust’s average weighted net assets of $1,085,564,030 during the quarter. The net asset value per share of $19.31 on January 04, 2021 was the highest during the quarter, compared with a low during the quarter of $16.73 on March 30, 2021.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2021 was $122,319,797, resulting from an unrealized loss on investment in gold bullion of $127,177,901, compensated by a gain of $5,326,202 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $468,098. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2021

The Trust’s net asset value decreased from $1,041,316,067 on June 30, 2020 to $1,005,554,824 on March 31, 2021, a 3.4% decrease. The decrease in the Trust’s net asset value was mainly due to a change in the price of gold, which decreased 4.36% from $1,768.10 on June 30, 2020 to $1,691.05 on March 31, 2021. The impact of the decrease in gold price was slightly reduced by the increase in the number of shares outstanding from 59,200,000 to 59,850,000 over this period, or 1.1%. The 650,000 shares increase was the net result of 316 creations orders and 303 redemption orders (50,000 shares per creation and redemption order).

The 4.49% decrease in the Trust’s net asset value per share, from $17.59 on June 30, 2020 to $16.80 on March 31, 2021 is directly related to the 4.36% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,543,292 for the period, or 0.131% of the Trust’s average weighted net assets of $1,175,405,550 during the nine-month period. The net asset value per share of $20.56 on August 6, 2020 was the highest during the period, compared with a low during the period of $16.73 on March 30, 2021.

Net decrease in net assets resulting from operations for the 9 months period ending March 31, 2021 was $58,042,884, resulting from an unrealized loss on investment in gold bullion of $106,621,429, increased by a gain of $50,121,837 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,543,292 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2021: 53 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2021	-
February 2021	-
March 2021	53	2,650,000	0.099368
Total	53	2,650,000	0.099368

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 05, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 05, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

