Form 10-K
period 2021-06-30
GraniteShares Gold Trust
filed 2021-08-13
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended June 30, 2021

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2021 as reported by the NYSE Arca, Inc. on that date: $1,014,063,500.

As of August 13, 2021, GraniteShares Gold Trust has 58,550,000 GraniteShares Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from 1,041,316,068 on June 30, 2020 to US$ 1,009,450,266 on June 30, 2021, the Trust’s fiscal year end. The Outstanding Shares in the Trust decreased from 59,200,000 Shares on June 30, 2020 to 57,650,000 Shares on June 30, 2021.

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

World Gold Supply and Demand (2010-2020)

The following table sets forth a summary of the world gold supply and demand from 2010 to 2020:

In tonnnes(1)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
Mine production	2,750.2	2,862.3	2,939.6	3,127.9	3,241.7	3,334.2	3,459.1	3,491.9	3,553.9	3,529.8	3,388.7
Net producer hedging	-108.8	22.5	-45.3	-27.9	104.9	12.9	37.6	-25.5	-12.5	6.2	-51.9
Recycled gold	1,671.3	1,626.7	1,637.5	1,197.0	1,131.5	1,069.6	1,232.7	1,111.4	1,132.0	1,273.5	1,282.8
Total supply	4,312.7	4,511.5	4,531.7	4,297.0	4,478.1	4,416.7	4,729.4	4,577.7	4,673.5	4,809.4	4,619.6

Demand
Fabrication
Jewellery[1]	2,044.9	2,096.4	2,141.2	2,736.0	2,544.4	2,479.2	2,018.8	2,257.5	2,284.6	2,137.7	1,323.8
Technology	460.7	429.1	382.3	355.8	348.4	331.7	323.0	332.6	334.8	326.0	302.2
Sub-total above fabrication	2,505.6	2,525.5	2,523.5	3,091.8	2,892.8	2,810.9	2,341.8	2,590.1	2,619.4	2,463.7	1,625.9
Total bar & coin demand	1,204.3	1,502.3	1,321.9	1,730.6	1,066.5	1,091.4	1,073.1	1,043.9	1,090.3	866.6	896.7
ETFs & similar products[2]	388.9	261.1	250.9	-887.1	-149.3	-129.3	541.1	271.6	70.1	398.3	877.1
Central bank & other inst.[3]	79.2	480.8	569.2	629.5	601.1	579.6	394.9	378.6	656.6	668.5	326.3
Gold demand	4,177.9	4,769.7	4,665.4	4,564.7	4,411.0	4,352.6	4,350.8	4,284.0	4,436.4	4,397.1	3,726.0
Surplus/Deficit	134.9	-258.1	-133.7	-267.8	67.0	64.2	378.7	293.7	237.1	412.4	893.6
Total demand	4,312.7	4,511.5	4,531.7	4,297.0	4,478.1	4,416.7	4,729.4	4,577.7	4,673.5	4,809.4	4,619.6
LBMA Gold Price (US$/oz)	1224.52	1571.52	1668.98	1411.23	1266.4	1160.06	1250.8	1257.15	1268.49	1392.6	1769.59

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Supply and Demand Statistics 2020, World Gold Council

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

The following chart illustrates the changes in the gold spot prices from July 2010 through June 2021:

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

The Sponsor’s Fee for the fiscal year ended June 30, 2021 was $2,012,108.

Deposit of Gold; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Upon the deposit of the corresponding amount of gold with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. Only Authorized Participants can deposit gold and receive Baskets of Shares in exchange. As of the date of this prospectus, J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, and Virtu Americas LLC are the Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Gold allocated by the Custodian to the Trust Allocated Account must meet the London Good Delivery Standards.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2021:

Fiscal Year Ended June 30, 2021: Quarter Ended

	High	Low
September 30, 2020	$20.51	$17.65
December 31, 2020	$19.41	$17.67
March 31, 2021	$19.39	$16.70
June 30, 2021	$18.96	$17.16

The number of outstanding Shares of the Trust as of August 13, 2021 was 58,550,000.

Fiscal Year Ended June 30, 2021: Monthly Share Price

The following table sets forth for the period considered, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2020	$16.95	$17.65
August 2020	$20.51	$18.98
September 2020	$19.60	$18.51
October 2020	$19.19	$18.59
November 2020	$19.40	$17.67
December 2020	$18.89	$18.03
January 2021	$19.39	$18.14
February 2021	$18.47	$17.17
March 2021	$17.34	$16.70
April 2021	$17.84	$17.16
May 2021	$18.92	$17.67
June 2021	$18.96	$17.50

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2021:

Month	Total number of Shares redeemed	Average ounces of gold per Share
July 2020	-	-
August 2020	-	-
September 2020	400,000	0.00994552
October 2020	2,000,000	0.00994341
November 2020	10,100,000	0.00994185
December 2020	-	-
January 2021	-	-
February 2021	-	-
March 2021	2,650,000	0.00993685
April 2021	-	-
May 2021	-	-
June 2021	3,000,000	0.00993228
Total	18,150,000	0.00993979

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2021	June 30, 2020	June 30, 2019
(Amounts in 000’s of US$, except per Share data)
Total assets	$1,009,604	$1,041,457	$545,511
Total gain / (loss) on gold	$(9,997)	$159,805	$56,625
Change in net assets from operations	$(12,009)	$158,612	$55,958
Weighted average number of Shares (in 000’s)	62,495	43,630	29,312	(1)
Net increase / (decrease) in net assets per Share	$(0.19)	$3.64	$1.91	(1)

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

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2021

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

June 30, 2021
(Amounts in 000’s of US$)
Investment in gold - cost	$878,799
Unrealized gain / (loss) on investment in gold	130,805
Investment in gold - fair value	$1,009,604

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 08, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2021 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2021
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$(9,997)
Change in net assets from operations	$(12,009)
Net increase (decrease) in net assets per share	$(0.19)

Fiscal year ended June 30, 2021

The Trust’s NAV decreased from $1,041,316,068 on June 30, 2020 to 1,009,450,266 on June 30, 2021, a 3.1% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a reduction in outstanding Shares from 59,200,000 Shares on June 30, 2020 to 57,650,000 Shares on June 30, 2021, a result of 16,600,000 Shares (332 Baskets) being created and 18,150,000 Shares (363 Baskets) being redeemed during that period.

The NAV per Share decreased 0.46% from $17.59 on June 30, 2020 to $17.51 on June 30, 2021. During that period the gold price decreased 0.28% from $1,768.10 on June 28, 2020 to $1,763.15 on June 28, 2021. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,012,108 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2021
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2020	December 31, 2020	March 30, 2021	June 30, 2021	June 30, 2021
EXPENSES
Sponsor’s Fee	$548	$527	$468	$469	$2,012
Total expenses	548	527	468	469	2,012
Net investment loss	(548)	(527)	(468)	(469)	(2,012)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	119	112	78	68	377
Realized gain/(loss) on gold distributed for the redemption of Shares	1,788	42,777	5,248	10,502	60,315
Change in unrealized gain / (loss) on investment in gold	63,577	(43,021)	(127,177)	35,932	(70,689)
Total gain / (loss) on gold	65,484	(132)	(121,851)	46,502	(9,997)

Change in net assets from operations	$64,936	$(659)	$(122,319)	$46,033	$(12,009)

Net increase / (decrease) in net assets per Share	$0.99	$(0.01)	$(2.01)	$0.77	$(0.19)

Weighted average number of Shares	65,547	63,291	60,779	59,766	62,495

Fiscal year ended June 30, 2020
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2019	December 31, 2019	March 30, 2020	June 30, 2020	June 30, 2020
EXPENSES
Sponsor’s Fee	$256	$256	$288	$393	$1,193
Total expenses	256	256	288	393	1,193
Net investment loss	(256)	(256)	(288)	(393)	(1,193)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	29	34	46	62	171
Realized gain/(loss) on gold distributed for the redemption of Shares	-	4,663	2,068	-	6,731
Change in unrealized gain / (loss) on investment in gold	29,097	10,421	31,394	81,991	152,903
Total gain / (loss) on gold	29,126	15,118	33,508	82,053	159,805

Change in net assets from operations	$28,870	$14,862	$33,220	$81,660	$158,612

Net increase / (decrease) in net assets per Share	$0.73	$0.38	$0.79	$1.56	$3.64

Weighted average number of Shares	39,797	39,421	42,134	52,203	43,630

Fiscal year ended June 30, 2019
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2018	December 31, 2018	March 30, 2019	June 30, 2019	June 30, 2019
EXPENSES
Sponsor’s Fee	$134	$131	$189	$213	$667
Total expenses	134	131	189	213	667
Net investment loss	(134)	(131)	(189)	(213)	(667)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold sold to pay expenses	(7)	(6)	2	3	(8)
Realized gain/(loss) on gold distributed for the redemption of Shares	-	(1,177)	34	(72)	(1,215)
Change in unrealized gain / (loss) on investment in gold	(13,775)	23,560	3,709	44,354	57,848
Total gain / (loss) on gold	(13,782)	22,377	3,745	44,285	56,625

Change in net assets from operations	$(13,916)	$22,246	$3,556	$44,072	$55,958

Net increase / (decrease) in net assets per Share (1)	$(0.63)	$0.92	$0.11	$1.18	$1.91

Weighted average number of Shares(1)	22,035	24,143	33,772	37,485	29,312

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on Internal Control Over Financial Reporting

We have audited GraniteShares Gold Trust’s (the Trust) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investments, as of June 30, 2021 and 2020, and the related statements of operations, changes in net assets, and the financial highlights for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements) of the Trust, and our report dated August 13, 2021 expressed an unqualified opinion.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

August 13, 2021

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 42 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by the Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 46 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker LLP and KPMG LLP, for the fiscal years ended June 30, 2021 and 2020 specifically:

	June 30, 2021	June 30, 2020

Audit fees – Tait, Weller & Baker	$25,000	$23,000
Audit fees – KPMG
Audit related fees - Tait, Weller & Baker	-	-
Audit related fees - KPMG	-	2,500
	$25,000	$25,500

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement between GraniteShares LLC, as sponsor, and The Bank of New York Mellon, as trustee(1)
4.2	Form of Authorized Participant Agreement(2)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)(1)
10.1	Allocated Gold Account Agreement(1)
10.2	Unallocated Gold Account Agreement(1)
10.3	Marketing Agent Services Agreement between GraniteShares LLC and ALPS Distributors, Inc.(3)
10.4	License Agreement between The Bank of New York Mellon and GraniteShares LLC(1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

* Filed herewith.

(1) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-219319), filed on August 25, 2017 and incorporated by reference herein.

(2) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-219319), filed on July 17, 2017 and incorporated by reference herein.

(3) Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-K (333-219319), filed on December 29, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 13, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 13, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Gold Trust (the “Trust”), including the schedules of investments, as of June 30, 2021 and 2020, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the two-year period ended June 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2021 and 2020, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Trust, as of June 30, 2019, were audited by other auditors whose report, dated August 20, 2019, expressed an unqualified opinion on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2021 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of one or more GraniteShares LLC investment companies since 2019.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to management of the Trust’s Sponsor and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investments, as of June 30, 2021, the Trust’s market value of gold holdings was $1,009,603,783 representing 100% of the Trust’s total assets. All of the gold holdings, which were 572,614 ounces of gold as of June 30, 2021, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of gold holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Custodian as of June 30, 2021.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s gold holdings held by the Custodian as of June 30, 2021. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also obtained the results of the physical count and brand purity of the Trust’s gold holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

August 13, 2021

GRANITESHARES GOLD TRUST

Statements of Assets and Liabilities

At June 30, 2021 and 2020

Amounts in 000’s of US$ except share and per share data	June 30, 2021	June 30, 2020
Assets
Investment in gold bullion, at fair value(1)	$1,009,604	$1,041,457
Total Assets	$1,009,604	$1,041,457
Liabilities
Fees payable to Sponsor	$154	$141
Total Liabilities	154	141
Net Assets	$1,009,450	$1,041,316
Shares issued and outstanding(2)	57,650,000	59,200,000
Net asset value per Share	$17.51	$17.59

(1)	Cost of investment in gold bullion: $878,799 and $839,963, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedules of Investments

At June 30, 2021 and 2020

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2021	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	572,613.665	$878,799	$1,009,604	100.02%
Total investment		$878,799	$1,009,604	100.02%
Liabilities in excess of other assets			$(154)	(0.02)%
Net assets			$1,009,450	100.00%

June 30, 2020	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	589,025.927	$839,963	$1,041,457	100.01%
Total investment		$839,963	$1,041,457	100.01%
Liabilities in excess of other assets			$(141)	(0.01)%
Net assets			$1,041,316	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Operations

For the years ended June 30, 2021, 2020 and 2019

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019

Expenses
Sponsor fees	$2,012	$1,193	$667
Total expenses	2,012	1,193	667
Net investment loss	(2,012)	(1,193)	(667)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	377	171	(8)
Gold bullion distributed for the redemption of Shares	60,315	6,731	(1,215)
Net realized gain (loss)	60,692	6,902	(1,223)
Net change in unrealized appreciation (depreciation)	(70,689)	152,903	57,848
Net realized and unrealized gain (loss)	(9,997)	159,805	56,625
Net increase (decrease) in net assets resulting from operations	$(12,009)	$158,612	$55,958

Net increase (decrease) in net assets per share	$(0.19)	$3.64	$1.91 (1)
Weighted average number of shares (in 000’s)	62,495	43,630	29,312 (1)

(1)	Adjusted for effect of stock split. The stock split was effective on March 7, 2019. See Note 1.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2021, 2020 and 2019

Amounts in 000’s of US$	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
Net Assets – beginning of year	$1,041,316	$545,511	$250,925
Creations of 16,600,000, 23,500,000 and 41,480,000 shares respectively	314,030	384,945	280,233
Redemptions of (18,150,000), (3,150,000) and (4,640,000) respectively	(333,887)	(47,752)	(41,605)
Net investment income (loss)	(2,012)	(1,193)	(667)
Net realized gain (loss) from gold bullion sold to pay expenses	377	171	(8)
Net realized gain (loss) from gold bullion distributed for redemptions	60,315	6,731	(1,215)
Net change in unrealized gain (loss) on investment in gold bullion	(70,689)	152,903	57,848
Net Assets – end of year	$1,009,450	$1,041,316	$545,511

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the years ended June 30, 2021, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019(1)

Net asset value per Share at beginning of year	$17.59	$14.04	$12.48
Net investment income (loss)(2)	(0.03)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.05)	3.58	1.58
Net change in net assets from operations	(0.08)	3.55	1.56
Net asset value per Share at end of year	$17.51	17.59	14.04

Total return ratio, at net asset value	(0.45)%	25.28%	12.50%

Net assets ($000’s)	$1,009,450	1,041,316	545,511

Ratio to average net assets
Net investment loss	(0.17)%	(0.17)%	(0.18)%
Expenses	0.17%	0.17%	0.18%

(1)	Adjusted for effects of stock split. Stock split was effective on March 7, 2019. See Note 1.
(2)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2021

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

2.2 Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.1749% of the adjusted daily net asset value of the Trust, paid monthly in arrears. Prior to October 5, 2018 the Sponsor’s fee was payable at an annualized rate of 0.20%.

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

As of June 30, 2021, the fees payable to the Sponsor were $153,517. As of June 30, 2020, the fees payable to the Sponsor were $140,674. The Sponsor’s Fee, for the year ended June 30, 2021, was $2,012,108, or 0.17% of the Trust’s assets on an annualized basis, $1,193,277 for the year ended June 30, 2020, or 0.17% of the Trust’s assets on an annualized basis and $666,919 for the year ended June 30, 2019 or 0.18% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2021, 2020 and 2019.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2021, the 2021, 2020, 2019 and 2018 tax years remain open for examination.

3. Investment in gold

Changes in ounces of gold and their respective values for the year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	$1,041,457
Gold bullion contributed	165,070.756	314,030
Gold bullion distributed	(181,483.018)	(275,194)
Change in unrealized depreciation	-	(70,689)
Ending balance as of June 30, 2021	572,613.665	1,009,604

Changes in ounces of gold and their respective values for the year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	387,215.425	$545,586
Gold bullion contributed	233,902.465	384,945
Gold bullion distributed	(32,091.963)	(41,977)
Change in unrealized depreciation	-	152,903
Ending balance as of June 30, 2020	589,025.927	$1,041,457

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

