Form 10-Q
period 2021-09-30
GraniteShares Gold Trust
filed 2021-11-05
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 05, 2021, the Registrant had 49,800,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except share and per share data	September 30, 2021	June 30, 2021
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,041,629	$1,009,604
Total Assets	$1,041,629	$1,009,604

Liabilities
Fees payable to Sponsor	$152	$154
Total Liabilities	152	154
Net Assets	$1,041,477	$1,009,450

Shares issued and outstanding(2)	60,200,000	57,650,000
Net asset value per Share	$17.30	$17.51

(1)	Cost of investment in gold bullion: $924,296 and $878,799, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2021 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	597,675.738	$924,296	$1,041,629	100.01%
Total investment		$924,296	$1,041,629	100.01%
Liabilities in excess of other assets			$(152)	(0.01)%
Net assets			$1,041,477	100.00%

June 30, 2021	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	572,613.665	$878,799	$1,009,604	100.02%
Total investment		$878,799	$1,009,604	100.02%
Liabilities in excess of other assets			$(154)	(0.02)%
Net assets			$1,009,450	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2021 and 2020

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)

Expenses
Sponsor fees	$461	$548
Total expenses	461	548
Net investment loss	(461)	(548)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	68	119
Gold bullion distributed for the redemption of Shares	600	1,788
Net realized gain (loss)	668	1,907
Net change in unrealized appreciation (depreciation)	(13,472)	63,577
Net realized and unrealized gain (loss)	(12,804)	65,484
Net increase (decrease) in net assets resulting from operations	$(13,265)	$64,936

Net increase (decrease) in net assets per share	$(0.23)	$0.99
Weighted average number of shares (in 000’s)	58,866	65,547

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2021 and 2020 (unaudited)

Amounts in 000’s of US$	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)

Net Assets – beginning of the period	$1,009,450	$1,041,316
Creations of 2,850,000 and 10,050,000 shares respectively	50,494	193,370
Redemptions of 300,000 and 400,000 shares respectively	(5,201)	(7,746)
Net investment loss	(461)	(548)
Net realized gain (loss) gold bullion sold to pay expenses	68	119
Net realized gain (loss) from gold bullion distributed for redemptions	600	1,788
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(13,472)	63,577
Net Assets – end of period	$1,041,477	$1,291,876

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2021 and 2020

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)

Net asset value per Share at beginning of period	$17.51	$17.59
Net investment gain (loss) (1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.20)	1.18
Net change in net assets from operations	(0.21)	1.17
Net asset value per Share at end of period	$17.30	18.76

Total return ratio, at net asset value(2)	(1.20)%	6.65%

Net assets ($000’s)	$1,041,477	1,291,876

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%

(1)	Calculated using the average shares outstanding method
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of period ended September 30, 2021, the fees payable to the Sponsor were $152,079. As of year ended June 30, 2021, the fees payable to the Sponsor were $153,517.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2021 and 2020.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2021, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the period ended September 30, 2021:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	1,009,604
Gold bullion contributed	28,296.543	50,494
Gold bullion distributed	(3,234.470)	(4,997)
Change in unrealized appreciation (depreciation)	-	(13,472)
Ending balance as of September 30, 2021	597,675.738	1,041,629

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2021:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	1,041,457
Gold bullion contributed	165,070.756	314,030
Gold bullion distributed	(181,483.018)	(275,194)
Change in unrealized appreciation (depreciation)	-	(70,689)
Ending balance as of June 30, 2021	572,613.665	1,009,604

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

Results of Operations

The Quarter Ended September 30, 2021

The Trust’s net asset value grew from $1,009,450,266 on June 30, 2021 to $1,041,477,197 on September 30, 2021, a 3.2% increase. The increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 57,650,000 to 60,200,000 over this period. The net 2,550,000 shares increase was a result of 57 creations and 6 redemption orders (50,000 shares per creation and redemption). The increase occurred despite the change in the price of gold, which decreased 1.15% from $1,763.15 on June 30, 2021 to $1,742.80 on September 30, 2021.

The 1.20% decrease in the Trust’s net asset value per share, from $17.51 at June 30, 2021 to $17.30 at September 30, 2021 is directly related to the 1.15% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $460,992 for the quarter, or 0.044% of the Trust’s average weighted net assets of $1,046,033,930 during the quarter. The net asset value per share of $18.16 on July 28, 2021 was the highest during the quarter, compared with a low during the quarter of $17.11 on August 09, 2021.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2021 was $13,264,104, resulting primarily from an unrealized loss on investment in gold bullion of $13,471,423, reduced by a gain of $668,311 on metal sold to cover redemption orders and Sponsor’s fees but increased by the Sponsor’s fees of $ 460,992. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2021: 6 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2021	0	0	0
August 2021	0	0	0
September 2021	6	300,000	0.009927
Total	6	300,000	0.009927

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
31.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculations Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Presentation Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 05, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 05, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

