Form 10-K/A
period 2021-06-30
GraniteShares Gold Trust
filed 2022-01-21
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: January 21, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: January 21, 2022	/s/ Benoit Autier
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

