Form 10-Q
period 2021-12-31
GraniteShares Gold Trust
filed 2022-02-03
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 03, 2022, the Registrant had 50,900,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except share and per share data	December 31, 2021	June 30, 2021
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$912,141	$1,009,604
Total Assets	$912,141	$1,009,604

Liabilities
Fees payable to Sponsor	$131	$154
Total Liabilities	131	154
Net Assets	$912,010	$1,009,450

Shares issued and outstanding(2)	50,500,000	57,650,000
Net asset value per Share	$18.06	$17.51

(1)	Cost of investment in gold bullion: $776,821 and $878,799, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2021 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	501,149.067	$776,821	$912,141	100.01%
Total investment		$776,821	$912,141	100.01%
Liabilities in excess of other assets			$(131)	(0.01)%
Net assets			$912,010	100.00%

June 30, 2021	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	572,613.665	$878,799	$1,009,604	100.02%
Total investment		$878,799	$1,009,604	100.02%
Liabilities in excess of other assets			$(154)	(0.02)%
Net assets			$1,009,450	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the six and three months ended December 31, 2021 and 2020

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2021	Three Month Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

Expenses
Sponsor fees	$407	$527	$868	$1,075
Total expenses	407	527	868	1,075
Net investment loss	(407)	(527)	(868)	(1,075)

Net realized and unrealized gains (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	52	112	120	231
Gold bullion distributed for the redemption of Shares	23,465	42,777	24,065	44,565
Net realized gain (loss)	23,517	42,889	24,185	44,796
Net change in unrealized appreciation (depreciation)	17,987	(43,021)	4,515	20,556
Net realized and unrealized gain (loss)	41,504	(132)	28,700	65,352
Net increase (decrease) in net assets resulting from operations	$41,097	$(659)	$27,832	$64,277

Net increase (decrease) in net assets per share	$0.79	$(0.01)	$0.50	$0.99
Weighted average number of shares (in 000’s)	51,716	63,921	55,291	64,734

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and six months ended December 31, 2021 and 2020

Amounts in 000’s of US$	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

Net Assets – beginning of the period	$1,041,477	$1,291,876	$1,009,450	$1,041,316
Creation of 700,000, 2,400,000, 3,550,000 and 12,450,000 shares respectively	12,542	44,964	63,036	238,334
Redemption of 10,400,000, 12,100,000, 10,700,000 and 12,500,000 shares respectively	(183,106)	(224,332)	(188,308)	(232,078)
Net investment loss	(407)	(527)	(868)	(1,075)
Net realized gain (loss) from gold bullion sold to pay expenses	52	112	120	231
Net realized gain (loss) from gold bullion distributed for redemption	23,465	42,777	24,065	44,565
Net change in unrealized appreciation (depreciation) on investment in gold bullion	17,987	(43,021)	4,515	20,556
Net Assets – end of period	$912,010	$1,111,849	$912,010	1,111,849

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2021 and 2020

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Net asset value per Share at beginning of period	$17.30	$18.76	$17.51	$17.59
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	0.77	0.05	0.57	1.23
Net change in net assets from operations	0.76	0.04	0.55	1.21
Net asset value per Share at end of period	$18.06	$18.80	$18.06	$18.80

Total return, at net asset value(2)	4.39%	0.21%	3.14%	6.88%

Net assets ($000’s)	$912,010	$1,111,849	$912,010	$1,111,849

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of December 31, 2021, the fees payable to the Sponsor were $131,299. As of June 30, 2021, the fees payable to the Sponsor were $153,517.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2021 and 2020.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2021 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority..

2.6 Emerging Growth Company qualification

As of June 30, 2021, the Trust no longer qualifies as an emerging growth company.

3. Investment in gold

Changes in ounces of gold and their respective values for the six months ended December 31, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	1,009,604
Gold bullion contributed	35,242.195	63,036
Gold bullion distributed	(106,706.793)	(165,014)
Change in unrealized appreciation (depreciation)	-	4,515
Ending balance as of December 31, 2021	501,149.067	912,141

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	1,041,457
Gold bullion contributed	165,070.756	314,030
Gold bullion distributed	(181,483.018)	(275,194)
Change in unrealized appreciation (depreciation)	-	(70,689)
Ending balance as of June 30, 2021	572,613.665	1,009,604

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

Results of Operations

The Quarter Ended December 31, 2021

The Trust’s net asset value decreased from $1,041,477,197 on September 30, 2021 to $912,010,117 on December 31, 2021, a 12.4% decrease. The decrease in the Trust’s net asset value over this period was due to a reduction in the number of shares outstanding from 60,200,000 to 50,500,000, a 16.1% decrease. The 9,700,000 shares decrease was the net result of 14 creation orders and 208 redemption orders (50,000 shares per creation and redemption order). The impact of the redemption activity on the Trust’s net asset value was reduced by the positive change in the price of gold, which increased 4.4% from $1,742.80 on September 30, 2021 to $1,820.10 on December 31, 2021.

The 4.4% increase in the Trust’s net asset value per share, from $17.30 on September 30, 2021 to $18.06 on December 31, 2021 is directly related to the 4.4% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $406,685 for the quarter, or 0.044% of the Trust’s average weighted net assets of $922,663,288 during the quarter. The net asset value per share of $18.51 on November 17, 2021 was the highest during the quarter, compared with a low during the quarter of $17.40 on October 06, 2021.

Net increase in net assets resulting from operations for the quarter ended December 31, 2021 was $41,097,364, resulting from an unrealized gain on investment in gold bullion of $17,987,632, a gain of $23,516,417 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $406,685. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2021

The Trust’s net asset value decreased from $ 1,009,450,266 on June 30, 2021 to $912,010,117 on December 31, 2021, a 9.7% decrease. The decrease in the Trust’s net asset value over this period was due to a reduction in the number of shares outstanding from 57,650,000 to 50,500,000, a 12.4% decrease. The 7,150,000 shares decrease was the net result of 71 creation orders and 214 redemption orders (50,000 shares per creation and redemption order). The impact of the redemption activity on the Trust’s net asset value was reduced by the positive change in the price of gold, which increased 3.2% from $1,763.15 on June 30, 2021 to $1,820.10 on December 31, 2021.

The 3.1% increase in the Trust’s net asset value per share, from $17.51 at June 30, 2021 to $18.06 at December 31, 2021 is directly related to the 3.2% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $867,677 for the period, or 0.088% of the Trust’s average weighted net assets of $984,175,613 during the six-month period. The net asset value per share of $18.51 on November 17, 2021 was the highest during the period, compared with a low during the period of $17.11 on August 10, 2021.

Net increase in net assets resulting from operations for the 6 months period ending December 31, 2021 was $27,833,260, resulting from an unrealized gain on investment in gold bullion of $4,516,209, increased by a gain of $24,184,728 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $867,677. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2021: 208 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2021	208	10,400,000	0.009926
November 2021	-	-	-
December 2021	-	-	-
Total	208	10,400,000	0.009926

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 03, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 03, 2022	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

