Form 10-Q
period 2022-03-31
GraniteShares Gold Trust
filed 2022-05-05
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 05, 2022, the Registrant had 55,250,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2022 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except share and per share data	March 31, 2022	June 30, 2021
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,047,065	$1,009,604
Total Assets	$1,047,065	$1,009,604

Liabilities
Fees payable to Sponsor	$153	$154
Total Liabilities	153	154
Net Assets	$1,046,912	$1,009,450

Shares issued and outstanding(2)	54,350,000	57,650,000
Net asset value per Share	$19.26	$17.51

(1)	Cost of investment in gold bullion: $850,234 and $878,799, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2022 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2022 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	539,126.488	$850,234	$1,047,065	100.01%
Total investment		$850,234	$1,047,065	100.01%
Liabilities in excess of other assets			$(153)	(0.01)%
Net assets			$1,046,912	100.00%

June 30, 2021	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	572,613.665	$878,799	$1,009,604	100.02%
Total investment		$878,799	$1,009,604	100.02%
Liabilities in excess of other assets			$(154)	(0.02)%
Net assets			$1,009,450	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021

Expenses
Sponsor fees	$414	$468	$1,282	$1,543
Total expenses	$414	$468	$1,282	$1,543
Net investment loss	$(414)	$(468)	$(1,282)	$(1,543)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	63	78	183	309
Gold bullion distributed for the redemption of Shares	-	5,248	24,065	49,813
Net realized gain	$63	$5,326	$24,248	$50,122
Net change in unrealized appreciation (depreciation)	$61,511	$(127,177)	$66,026	$(106,621)
Net realized and unrealized gain (loss)	$61,574	$(121,851)	$90,274	$(56,499)
Net increase (decrease) in net assets resulting from operations	$61,160	$(122,319)	$88,992	$(58,042)

Net increase (decrease) in net assets per share	$1.18	$(2.01)	$1.65	$(0.91)
Weighted average number of shares (in 000’s)	51,656	60,779	54,097	63,435

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Amounts in 000’s of US$	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021

Net Assets – beginning of the period	$912,010	$1,111,849	$1,009,450	$1,041,316
Creations of 3,850,000, 3,350,000, 7,400,000 and 15,800,000 shares respectively	73,742	61,603	136,778	299,937
Redemptions of 0, 2,650,000, 10,700,000 and 15,150,000 shares respectively	-	(45,578)	(188,308)	(277,656)
Net investment loss	(414)	(468)	(1,282)	(1,543)
Net realized gain (loss) from gold bullion sold to pay expenses	63	78	183	309
Net realized gain (loss) from gold bullion distributed for redemption	-	5,248	24,065	49,813
Net change in unrealized appreciation (depreciation) on investment in gold bullion	61,511	(127,177)	66,026	(106,621)
Net Assets – end of period	$1,046,912	$1,005,555	$1,046,912	$1,005,555

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Net asset value per Share at beginning of period	$18.06	$18.80	$17.51	$17.59
Net investment loss (1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.21	(1.99)	1.77	(0.77)
Net change in net assets from operations	1.20	(2.00)	1.75	(0.79)
Net asset value per Share at end of period	$19.26	$16.80	$19.26	$16.80

Total return, at net asset value(2)	6.64%	(10.64)%	9.99%	(4.49)%

Net assets ($000’s)	$1,046,912	$1,005,555	$1,046,912	$1,005,555

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of March 31, 2022, the fees payable to the Sponsor were $152,722. As of June 30, 2021, the fees payable to the Sponsor were $153,517.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and nine months ended March 31, 2022 and 2021.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2022, the 2021, 2020 and 2019 tax years remain open for examination.

3. Investment in gold

Changes in ounces of gold and their respective values for the nine months ended March 31, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	1,009,604
Gold bullion contributed	73,431.741	136,779
Gold bullion distributed	(106,918.918)	(165,344)
Change in unrealized appreciation (depreciation)	-	66,026
Ending balance as of March 31, 2022	539,126.488	1,047,065

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	1,041,457
Gold bullion contributed	165,070.756	314,030
Gold bullion distributed	(181,483.018)	(275,194)
Change in unrealized appreciation (depreciation)	–	(70,689)
Ending balance as of June 30, 2021	572,613.665	1,009,604

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2022 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2022

The Trust’s net asset value increased from $912,010,117 on December 31, 2021 to $1,046,911,786 on March 31, 2022, a 14.8% increase. The increase in the Trust’s net asset value was due to a change in the price of gold, which increased 6.7% from $1,820.10 on December 31, 2021 to $1,942.15 on March 31, 2022. The Trust’s net asset value also increased because of the change in the number of shares outstanding from 50,500,000 to 54,350,000, a 7.6% increase which was the net result of 77 creation orders and no redemption orders (50,000 shares per creation and redemption order).

The 6.6% increase in the Trust’s net asset value per share, from $18.06 on December 31, 2021 to $19.26 on March 31, 2022 is related to the increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $413,790 for the quarter, or 0.043% of the Trust’s average weighted net assets of $959,506,543 during the quarter. The net asset value per share of $20.23 on March 08, 2022 was the highest during the quarter, compared with a low during the quarter of $17.74 on January 28, 2022.

Net increase in net assets resulting from operations for the quarter ended March 31, 2022 was $61,159,138, resulting from an unrealized gain on investment in gold bullion of $61,510,046 increased by a gain of $62,882 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $413,790. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2022

The Trust’s net asset value increased from $1,009,450,266 on June 30, 2021 to $1,046,911,786 on March 31, 2022 a 3.7% increase. The increase in the Trust’s net asset value was mainly due to a change in the price of gold, which increased 10.2%% from $1,763.15 on June 30, 2021 to $1,942.15 on March 31, 2022. The impact of the increase in gold price was reduced by the decrease in the number of shares outstanding from 57,650,000 to 54,350,000 over this period, or 5.7%. The 3,300,000 shares decrease was the net result of 148 creations orders and 214 redemption orders (50,000 shares per creation and redemption order).

The 10.0% increase in the Trust’s net asset value per share, from $17.51 on June 30, 2021 to $19.26 on March 31, 2022 is directly related to the 10.2% decrease in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,281,467 for the period, or 0.131% of the Trust’s average weighted net assets of $976,072,634 during the nine-month period. The net asset value per share of $20.23 on March 8, 2022 was the highest during the period, compared with a low during the period of $17.11 on October 10, 2021.

The net increase in net assets resulting from operations for the 9 months period ending March 31, 2022 was $88,992,398, resulting from an unrealized gain on investment in gold bullion of $66,026,255, increased by a gain of $24,247,610 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,281,467 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed from Page 8 “Risk Factors” in our prospectus dated April 25, 2022, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-263774, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2022: 0 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2022	-
February 2022	-
March 2022	-
Total	-

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 05, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 05, 2022	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

