Form 10-K
period 2022-06-30
GraniteShares Gold Trust
filed 2022-08-12
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2022 as reported by the NYSE Arca, Inc. on that date: $990,423,000.

As of August 12, 2022, GraniteShares Gold Trust has 51,200,000 GraniteShares Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from US$ 1,009,450,266 on June 30, 2021 to US$ 996,127,089 on June 30, 2022, the Trust’s fiscal year end. The Outstanding Shares in the Trust decreased from 57,650,000 Shares on June 30, 2021 to 55,300,000 Shares on June 30, 2022.

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

World Gold Supply and Demand (2011-2021)

The following table sets forth a summary of the world gold supply and demand from 2010 to 2021:

In tonnes(1)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
Mine production	2,876.9	2,957.2	3,166.8	3,270.5	3,366.3	3,517.3	3,567.8	3,653.6	3,596.2	3,476.9	3,580.9
Net producer hedging	22.5	-45.3	-27.9	104.9	12.9	37.6	-25.5	-11.6	6.2	-39.1	-20.7
Recycled gold	1,626.1	1,637.1	1,197.0	1,131.5	1,069.6	1,232.7	1,110.4	1,129.9	1,273.5	1,291.3	1,143.5
Total supply	4,525.5	4,549.0	4,335.9	4,506.9	4,448.8	4,785.8	4,652.7	4,771.8	4,876.2	4,729.2	4,703.6

Demand
Fabrication
Jewellery[1]	2,068.0	2,129.8	2,735.3	2,544.4	2,479.2	2,018.8	2,257.5	2,290.0	2,153.1	1,329.7	2,229.4
Technology	429.1	382.3	355.8	348.4	331.7	323.0	332.6	334.8	326.0	302.8	330.2
Investment	1,746.8	1,591.4	793.2	932.2	978.0	1,654.7	1,309.6	1,173.3	1,274.9	1,769.7	1,006.4
Central bank & other inst.	480.8	569.2	629.5	601.1	579.6	394.9	378.6	656.2	605.4	255.0	455.7
Gold demand	4,724.8	4,684.7	4,513.7	4,426.1	4,368.5	4,391.3	4,278.2	4,454.4	4,359.3	3,657.2	4,021.6
OTC and other	-199.3	-123.6	-177.9	80.8	80.4	396.3	374.5	317.5	516.8	1,072.0	682.0
Total demand	4,525.5	4,549.0	4,335.9	4,506.9	4,448.8	4,787.6	4,278.2	4,771.8	4,876.2	4,729.2	4,703.6
LBMA Gold Price (US$/oz)	1,571.52	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,268.49	1,392.60	1769.59	1,798.61

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Demand Trends 2022 Statistics, World Gold Council

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

The Sponsor’s Fee for the fiscal year ended June 30, 2022 was $1,726,901.

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

Inspection of Gold

Under the Custody Agreements, the Custodian will allow the Sponsor and the Trustee and their identified representatives, independent public accountants and physical gold auditors (currently Bureau Veritas), access to its premises upon reasonable notice during normal business hours, to examine the physical gold and such records as they may reasonably require to perform their respective duties with regard to investors in Shares. The Trustee agrees that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures, and any such audit shall be at the Trust’s expense.

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

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Thompson Hine LLP, special United States federal income tax counsel to the Sponsor. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons with “applicable financial statements” within the meaning of Section 451(b) of the Code, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Thompson Hine LLP, special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. The opinion of Thompson Hine LLP represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events and the continuation of the war in Ukraine or other hostilities

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. On March 6, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners, hence suspending their access to the world’s largest gold market.

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

Fiscal Year Ended June 30, 2022: Quarter Ended

	High	Low
September 30, 2021	$18.57	$17.14
December 31, 2021	$18.53	$17.41
March 31, 2022	$20.35	$17.74
June 30, 2022	$19.62	$17.91

The number of outstanding Shares of the Trust as of August 12, 2022 was 51,200,000.

Fiscal Year Ended June 30, 2022: Monthly Share Price

The following table sets forth for the period considered, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2021	$18.17	$17.64
August 2021	$18.07	$17.17
September 2021	$18.16	$17.14
October 2021	$17.93	$17.41
November 2021	$18.53	$17.57
December 2021	$18.15	$17.55
January 2022	$18.33	$17.74
February 2022	$18.95	$17.88
March 2022	$20.35	$19.01
April 2022	$19.62	$18.71
May 2022	$18.69	$17.94
June 2022	$18.56	$17.91

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2022:

Month	Total number of Shares redeemed	Average ounces of gold per Share
July 2021	-	-
August 2021	-	-
September 2021	300,000	0.0099270
October 2021	10,400,000	0.0099259
November 2021
December 2021	-	-
January 2022	-	-
February 2022	-	-
March 2022
April 2022	-	-
May 2022	800,00	0.0099159
June 2022	-	-
Total	11,500,000	0.0099253

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2022	June 30, 2021	June 30, 2020
(Amounts in 000’s of US$, except per Share data)
Total assets	$996,271	$1,009,604	$1,041,457
Total gain / (loss) on gold	$21,347	$(9,997)	$159,805
Change in net assets from operations	$19,620	$(12,009)	$158,612
Weighted average number of Shares (in 000’s)	54,305	62,495	43,630
Net increase / (decrease) in net assets per Share	$0.36	$(0.19)	$3.64

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

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2022

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

June 30, 2022
(Amounts in 000’s of US$)
Investment in gold - cost	$870,362
Unrealized gain / (loss) on investment in gold	125,909
Investment in gold - fair value	$996,271

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 01, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2022 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2022
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$21,347
Change in net assets from operations	$19,620
Net increase (decrease) in net assets per share	$0.36

Fiscal year ended June 30, 2022

The Trust’s NAV decreased from $1,009,450,266 on June 30, 2021, to $996,127,089 on June 30, 2022, a 1.32% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a reduction in outstanding Shares from 57,650,000 Shares on June 30, 2021, to 55,300,000 Shares on June 30, 2022, a result of 9,150,000 Shares (183 Baskets) being created and 11,500,000 Shares (230 Baskets) being redeemed during that period.

The NAV per Share increased 2.86% from $17.51 on June 30, 2021, to $18.01 on June 30, 2022. During that period the gold price increased 3.05% from $1,763.15 on June 30, 2021, to $1,817.00 on June 30, 2022. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,726,901 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2021

The Trust’s NAV decreased from $1,041,316,068 on June 30, 2020, to 1,009,450,266 on June 30, 2021, a 3.1% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a reduction in outstanding Shares from 59,200,000 Shares on June 30, 2020, to 57,650,000 Shares on June 30, 2021, a result of 16,600,000 Shares (332 Baskets) being created and 18,150,000 Shares (363 Baskets) being redeemed during that period.

The NAV per Share decreased 0.46% from $17.59 on June 30, 2020, to $17.51 on June 30, 2021. During that period the gold price decreased 0.28% from $1,768.10 on June 28, 2020, to $1,763.15 on June 28, 2021. The Trust’s NAV per Share decreased slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,012,108 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2020

The Trust’s NAV increased from $545,511,107 on June 30, 2019, to $1,041,316,068 on June 30, 2020, a 91% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 38,850,000 Shares on June 30, 2019, to 59,200,000 Shares on June 30, 2020, a result of 23,500,000 Shares (470 Baskets) being created and 3,150,000 Shares (63 Baskets) being redeemed during that period.

The NAV per Share increased 25.28% from $14.04 on June 30, 2019, to $17.59 on June 30, 2020. During that period the gold price increased 25.49% from $1,409.00 on June 30, 2019, to $1,768.10 on June 28, 2020. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,193,277 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2022
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2021	December 31, 2021	March 30, 2022	June 30, 2022	June 30, 2022
EXPENSES
Sponsor’s Fee	$461	$407	$414	$445	$1,727
Total expenses	461	407	414	445	1,727
Net investment loss	(461)	(407)	(414)	(445)	(1,727)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	68	52	63	72	255
Realized gain/(loss) on gold distributed for the redemption of Shares	600	23,465	-	1,923	25,988
Change in unrealized gain / (loss) on investment in gold	(13,472)	17,987	61,511	(70,922)	(4,896)
Total gain / (loss) on gold	(12,804)	41,504	61,574	(68,927)	21,347

Change in net assets from operations	$(13,265)	$41,097	$61,160	$(69,372)	$19,620

Net increase / (decrease) in net assets per Share	$(0.23)	$0.79	$1.18	$(1.26)	$0.36

Weighted average number of Shares	58,866	51,716	51,656	54,930	54,305

Fiscal year ended June 30, 2021
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2020	December 31, 2020	March 30, 2021	June 30, 2021	June 30, 2021
EXPENSES
Sponsor’s Fee	$548	$527	$468	$469	$2,012
Total expenses	548	527	468	469	2,012
Net investment loss	(548)	(527)	(468)	(469)	(2,012)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	119	112	78	68	377
Realized gain/(loss) on gold distributed for the redemption of Shares	1,788	42,777	5,248	10,502	60,315
Change in unrealized gain / (loss) on investment in gold	63,577	(43,021)	(127,177)	35,932	(70,689)
Total gain / (loss) on gold	65,484	(132)	(121,851)	46,502	(9,997)

Change in net assets from operations	$64,936	$(659)	$(122,319)	$46,033	$(12,009)

Net increase / (decrease) in net assets per Share	$0.99	$(0.01)	$(2.01)	$0.77	$(0.19)

Weighted average number of Shares	65,547	63,291	60,779	59,766	62,495

Fiscal year ended June 30, 2020
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2019	December 31, 2019	March 30, 2020	June 30, 2020	June 30, 2020
EXPENSES
Sponsor’s Fee	$256	$256	$288	$393	$1,193
Total expenses	256	256	288	393	1,193
Net investment loss	(256)	(256)	(288)	(393)	(1,193)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	29	34	46	62	171
Realized gain/(loss) on gold distributed for the redemption of Shares	-	4,663	2,068	-	6,731
Change in unrealized gain / (loss) on investment in gold	29,097	10,421	31,394	81,991	152,903
Total gain / (loss) on gold	29,126	15,118	33,508	82,053	159,805

Change in net assets from operations	$28,870	$14,862	$33,220	$81,660	$158,612

Net increase / (decrease) in net assets per Share	$0.73	$0.38	$0.79	$1.56	$3.64

Weighted average number of Shares	39,797	39,421	42,134	52,203	43,630

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on Internal Control Over Financial Reporting

We have audited GraniteShares Gold Trust’s (the Trust) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investments, as of June 30, 2022 and 2021, and the related statements of operations, changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements) of the Trust, and our report dated August 12, 2022 expressed an unqualified opinion.

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

August 12, 2022

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 43 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by the Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 47 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker LLP for the fiscal years ended June 30, 2022 and 2021 specifically:

	June 30, 2022	June 30, 2021

Audit fees – Tait, Weller & Baker	$25,000	$25,000

	$25,000	$25,000

Audit Fees are fees paid by the Sponsor to Tait, Weller & Baker LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement between GraniteShares LLC, as sponsor, and The Bank of New York Mellon, as trustee(1)
4.2	Form of Authorized Participant Agreement(2)
4.3	Form of Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)(1)
10.1	Allocated Gold Account Agreement(1)
10.2	Unallocated Gold Account Agreement(1)
10.3	Marketing Agent Services Agreement between GraniteShares LLC and ALPS Distributors, Inc.(3)
10.4	License Agreement between The Bank of New York Mellon and GraniteShares LLC(1)
31.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	InlineXBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 12, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 12, 2022	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Gold Trust (the “Trust”), including the schedules of investments, as of June 30, 2022 and 2021, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2022 and 2021, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 12, 2022, expressed an unqualified opinion.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investments, as of June 30, 2022, the Trust’s market value of gold holdings was $996,270,946 representing 100% of the Trust’s total assets. All of the gold holdings, which were 548,305 ounces of gold as of June 30, 2022, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of gold holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Custodian as of June 30, 2022.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s gold holdings held by the Custodian as of June 30, 2022. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also obtained the results of the physical count and brand purity of the Trust’s gold holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

August 12, 2022

GRANITESHARES GOLD TRUST

Statements of Assets and Liabilities

At June 30, 2022 and 2021

Amounts in 000’s of US$, except share and per share data	June 30, 2022	June 30, 2021
Assets
Investment in gold bullion, at fair value(1)	$996,271	$1,009,604
Total Assets	$996,271	$1,009,604
Liabilities
Fees payable to Sponsor	$144	$154
Total Liabilities	144	154
Net Assets	$996,127	$1,009,450
Shares issued and outstanding, unlimited authorized Shares with par value of $0.00 per Share (2)	55,300,000	57,650,000
Net asset value per Share	$18.01	$17.51

(1)	Cost of investment in gold bullion: $870,362 and $$878,799, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedules of Investments

At June 30, 2022 and 2021

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2022	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	548,305.419	$870,362	$996,271	100.01%
Total investment		$870,362	$996,271	100.01%
Liabilities in excess of other assets			$(144)	(0.01)%
Net assets			$996,127	100.00%

June 30, 2021	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	572,613.665	$878,799	$1,009,604	100.02%
Total investment		$878,799	$1,009,604	100.02%
Liabilities in excess of other assets			$(154)	(0.02)%
Net assets			$1,009,450	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Operations

For the years ended June 30, 2022, 2021 and 2020

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020

Expenses
Sponsor fees	$1,727	$2,012	$1,193
Total expenses	1,727	2,012	1,193
Net investment loss	(1,727)	(2,012)	(1,193)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	255	377	171
Gold bullion distributed for the redemption of Shares	25,988	60,315	6,731
Net realized gain (loss)	26,243	60,692	6,902
Net change in unrealized appreciation (depreciation)	(4,896)	(70,689)	152,903
Net realized and unrealized gain (loss)	21,347	(9,997)	159,805
Net increase (decrease) in net assets resulting from operations	$19,620	$(12,009)	$158,612

Net increase (decrease) in net assets per share	$0.36	$(0.19)	$3.64
Weighted average number of shares (in 000’s)	54,305	62,495	43,630

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2022, 2021 and 2020

Amounts in 000’s of US$	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020
Net Assets – beginning of year	$1,009,450	$1,041,316	$545,511
Creations of 9,150,000, 16,600,000 and 23,500,000 shares respectively	169,861	314,030	384,945
Redemptions of (11,500,000), (18,150,000) and (3,150,000) respectively	(202,804)	(333,887)	(47,752)
Net investment (loss)	(1,727)	(2,012)	(1,193)
Net realized gain from gold bullion sold to pay expenses	255	377	171
Net realized gain from gold bullion distributed for redemptions	25,988	60,315	6,731
Net change in unrealized gain (loss) on investment in gold bullion	(4,896)	(70,689)	152,903
Net Assets – end of year	$996,127	$1,009,450	$1,041,316

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the years ended June 30, 2022, 2021 and 2020

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020

Net asset value per Share, beginning of year	$17.51	$17.59	$14.04
Net investment income (loss)(1)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	0.53	(0.05)	3.58
Net change in net assets from operations	0.50	(0.08)	3.55
Net asset value per Share, end of year	$18.01	$17.51	$17.59

Total return ratio, at net asset value	2.86%	(0.45)%	25.28%

Net assets ($000’s)	$996,127	$1,009,450	$1,041,316

Ratio to average net assets
Net investment loss	(0.17)%	(0.17)%	(0.17)%
Expenses	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2022

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

As of June 30, 2022, the fees payable to the Sponsor were $143,857. As of June 30, 2021, the fees payable to the Sponsor were $153,517. The Sponsor’s fee, for the year ended June 30, 2022 was $1,726,901 or 0.17% of the Trust’s assets on an annualized basis, $2,012,108 for the year ended June 30, 2021, or 0.17% of the Trust’s assets on an annualized basis and $1,193,277 for the year ended June 30, 2020 or 0.17% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2022, 2021 and 2020.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, the 2022, 2021, 2020 and 2019 tax years remain open for examination. There were no examinations in progress at year end.

3. Investment in gold

Changes in ounces of gold and their respective values for the year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	$1,009,604
Gold bullion contributed	90,785.069	169,861
Gold bullion distributed	(115,093.315)	(178,298)
Change in unrealized appreciation (depreciation)	-	(4,896)
Ending balance as of June 30, 2022	548,305.419	$996,271

Changes in ounces of gold and their respective values for the year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	589,025.927	$1,041,457
Gold bullion contributed	165,070.756	314,030
Gold bullion distributed	(181,483.018)	(275,194)
Change in unrealized appreciation (depreciation)	-	(70,689)
Ending balance as of June 30, 2021	572,613.665	$1,009,604

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

