Form 10-Q
period 2022-09-30
GraniteShares Gold Trust
filed 2022-11-04
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 04, 2022, the Registrant had 50,590,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except share and per share data	September 30, 2022	June 30, 2022
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$831,723	$996,271
Total Assets	$831,723	$996,271

Liabilities
Fees payable to Sponsor	$122	$144
Total Liabilities	122	144
Net Assets	$831,601	$996,127

Shares issued and outstanding(2)	50,200,000	55,300,000
Net asset value per Share	$16.57	$18.01

(1)	Cost of investment in gold bullion: $789,742 and $870,362, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2022 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	497,516.144	$789,742	$831,723	100.01%
Total investment		$789,742	$821,723	100.01%
Liabilities in excess of other assets			$(122)	(0.01)%
Net assets			$831,601	100.00%

June 30, 2022	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	548,305.419	$870,362	$996,271	100.01%
Total investment		$870,362	$996,271	100.01%
Liabilities in excess of other assets			$(144)	(0.01)%
Net assets			$996,127	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2022 and 2021

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)

Expenses
Sponsor fees	$395	$461
Total expenses	395	461
Net investment loss	(395)	(461)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	39	68
Gold bullion distributed for the redemption of Shares	7,120	600
Net realized gain (loss)	7,159	668
Net change in unrealized appreciation (depreciation)	(83,928)	(13,472)
Net realized and unrealized gain (loss)	(76,769)	(12,804)
Net increase (decrease) in net assets resulting from operations	$(77,164)	$(13,265)

Net increase (decrease) in net assets per share	$(1.48)	$(0.23)
Weighted average number of shares (in 000’s)	52,225	58,866

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2022 and 2021

Amounts in 000’s of US$	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)

Net Assets – beginning of the period	$996,127	$1,009,450
Creations of 0 and 2,850,000 shares respectively	-	50,494
Redemptions of 5,100,000 and 300,000 shares respectively	(87,362)	(5,201)
Net investment loss	(395)	(461)
Net realized gain (loss) gold bullion sold to pay expenses	39	68
Net realized gain (loss) from gold bullion distributed for redemptions	7,120	600
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(83,928)	(13,472)
Net Assets – end of period	$831,601	$1,041,477

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2022 and 2021

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)

Net asset value per Share at beginning of period	$18.01	$17.51
Net investment gain (loss) (1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	(1.43)	(0.20)
Net change in net assets from operations	(1.44)	(0.21)
Net asset value per Share at end of period	$16.57	17.30

Total return ratio, at net asset value(2)	(8.00)%	(1.20)%

Net assets ($000’s)	$831,601	$1,041,477

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%

(1)	Calculated using the average shares outstanding method
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of period ended September 30, 2022, the fees payable to the Sponsor were $122,001. As of the year ended June 30, 2022, the fees payable to the Sponsor were $143,857.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2022 and 2021.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2022 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2022, the 2022, 2021, 2020 and 2019 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in gold

Changes in ounces of gold and their respective values for the period ended September 30, 2022:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	996,271
Gold bullion contributed	-	-
Gold bullion distributed	(50,789.275)	(80,620)
Change in unrealized appreciation (depreciation)	-	(83,928)
Ending balance as of September 30, 2022	497,516.144	831,723

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2022:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	1,009,604
Gold bullion contributed	90,785.069	169,861
Gold bullion distributed	(115,093.315)	(178,298)
Change in unrealized appreciation (depreciation)	-	(4,896)
Ending balance as of June 30, 2022	548,305.419	996,271

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

The Trust holds gold and is expected to issue Baskets in exchange for deposits of gold, and to distribute gold in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost-effective investment relative to traditional means of investing in gold.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. On September 30, 2022 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2022

The Trust’s net asset value decreased from $996,127,089 on June 30, 2022 to $831,600,612 on September 30, 2022, a 16.5% decrease. The decrease in the Trust’s net asset value was due to a decrease in the number of shares outstanding from 55,300,000 to 50,200,000 over this period. The net 5,100,000 shares decrease was a result of 102 redemption orders (50,000 shares per creation and redemption). There were no creation orders over the period. The Trust’s net asset value was also negatively impacted by the change in the price of gold, which decreased 7.99% from $1,817.00 on June 30, 2022 to $1,671.75 on September 30, 2022.

The 8.00% decrease in the Trust’s net asset value per share, from 18.01 at June 30, 2022 to $16.57 at September 30, 2022 is directly related to the 7.99% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $395,613 for the quarter, or 0.044% of the Trust’s average weighted net assets of $897,298,743 during the quarter. The net asset value per share of $17.82 on July 01, 2022, was the highest during the quarter, compared with a low during the quarter of $16.19 on September 27, 2022.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2022 was $77,163,833, resulting primarily from an unrealized loss on investment in gold bullion of $83,927,068, reduced by a gain of $7,158,848 on metal sold to cover redemption orders and Sponsor’s fees but increased by the Sponsor’s fees of $ 395,613. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2022: 102 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2022	82	4,100,000	0.0099125
August 2022	0	0	0
September 2022	20	1,000,000	0.0099098
Total	102	5,100,000	0.0099120

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 04, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 04, 2022	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

