Form 10-Q
period 2022-12-31
GraniteShares Gold Trust
filed 2023-02-03
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 03, 2023, the Registrant had 50,100,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except share and per share data	December 31, 2022	June 30, 2022
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$886,920	$996,271
Total Assets	$886,920	$996,271

Liabilities
Fees payable to Sponsor	$131	$144
Total Liabilities	131	144
Net Assets	$886,789	$996,127

Shares issued and outstanding(2)	49,400,000	55,300,000
Net asset value per Share	$17.95	$18.01

(1)	Cost of investment in gold bullion: $778,366 and $870,362, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2022 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	489,375.649	$778,366	$886,920	100.01%
Total investment		$778,366	$886,920	100.01%
Liabilities in excess of other assets			$(131)	(0.01)%
Net Assets			$886,789	100.00%

June 30, 2022	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	548,305.419	$870,362	$996,271	100.01%
Total investment		$870,362	$996,271	100.01%
Liabilities in excess of other assets			$(144)	(0.01)%
Net Assets			$996,127	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and six months ended December 31, 2022 and 2021

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2022	Three Month Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021

Expenses
Sponsor fees	$378	$407	$774	$868
Total expenses	378	407	774	868
Net investment loss	(378)	(407)	(774)	(868)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	25	52	65	120
Gold bullion distributed for the redemption of Shares	3,562	23,465	10,681	24,065
Net realized gain (loss)	3,587	23,517	10,746	24,185
Net change in unrealized appreciation (depreciation)	66,572	17,987	(17,355)	4,515
Net realized and unrealized gain (loss)	70,159	41,504	(6,609)	28,700
Net increase (decrease) in net assets resulting from operations	$69,781	$41,097	$(7,383)	$27,832

Net increase (decrease) in net assets per share	$1.39	$0.79	$(0.14)	$0.50
Weighted average number of shares (in 000’s)	50,136	51,716	51,180	55,291

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and six months ended December 31, 2022 and 2021

Amounts in 000’s of US$	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021

Net Assets – beginning of the period	$831,601	$1,041,477	$996,127	$1,009,450
Creation of 1,600,000, 700,000, 1,600,000 and 3,550,000 shares respectively	26,767	12,542	26,767	63,036
Redemptions of 2,400,000, 10,400,000, 7,500,000 and 10,700,000 shares respectively	(41,360)	(183,106)	(128,722)	(188,308)
Net investment loss	(378)	(407)	(774)	(868)
Net realized gain (loss) from gold bullion sold to pay expenses	25	52	65	120
Net realized gain (loss) from gold bullion distributed for redemptions	3,562	23,465	10,681	24,065
Net change in unrealized appreciation (depreciation) on investment in gold bullion	66,572	17,987	(17,355)	4,515
Net Assets – end of period	$886,789	$912,010	$886,789	912,010

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and six months ended December 31, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Net asset value per Share at beginning of period	$16.57	$17.30	$18.01	$17.51
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.39	0.77	(0.04)	0.57
Net change in net assets from operations	1.38	0.76	(0.06)	0.55
Net asset value per Share at end of period	$17.95	$18.06	$17.95	$18.06

Total return ratio, at net asset value(2)	8.33%	4.39%	(0.33)%	3.14%

Net assets ($000’s)	$886,789	$912,010	$886,789	$912,010

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of December 31, 2022, the fees payable to the Sponsor were $131,235. As of June 30, 2022, the fees payable to the Sponsor were $143,857.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended December 31, 2022 and 2021.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, the 2022, 2021, 2020 and 2019 tax years remain open for examination.

2.6 Emerging Growth Company qualification

As of June 30, 2022, the Trust no longer qualifies as an emerging growth company.

3. Investment in gold

Changes in ounces of gold and their respective values for the six months ended December 31, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	$996,271
Gold bullion contributed	15,852.329	26,767
Gold bullion distributed	(74,782.099)	(118,763)
Change in unrealized appreciation (depreciation)	-	(17,355)
Ending balance as of December 31, 2022	489,375.649	$886,920

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	1,009,604
Gold bullion contributed	90,785.069	169,861
Gold bullion distributed	(115,093.315)	(178,298)
Change in unrealized appreciation (depreciation)	-	(4,896)
Ending balance as of June 30, 2022	548,305.419	996,271

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

Results of Operations

The Quarter Ended December 31, 2022

The Trust’s net asset value increased from $831,600,612 on September 30, 2022 to $886,788,722 on December 31, 2022, a 6.6% increase. The increase in the Trust’s net asset value over this period was due to the change in gold price, which increase by 8.41%, from from $1,671.75 on September 30, 2022 to $1,812.35 on December 30, 2022. The positive impact of the gold price on the Trust’s net asset value was reduced by the change in the number of shares outstanding from 50,200,000 to 49,400,000, a 1.6% decrease. The 800,000 shares decrease was the net result of 32 creation orders and 48 redemption orders (50,000 shares per creation and redemption order).

The 8.33% increase in the Trust’s net asset value per share, from $16.57 on September 30, 2022 to $17.95 on December 31, 2022 is directly related to the 8.41% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $378,312 for the quarter, or 0.044% of the Trust’s average weighted net assets of $858,786,696 during the quarter. The net asset value per share of $18.06 on December 13, 2022 was the highest during the quarter, compared with a low during the quarter of $16.14 on November 03, 2022.

Net increase in net assets resulting from operations for the quarter ended December 31, 2022 was $69,780,777, resulting from an unrealized gain on investment in gold bullion of $66,572,091, a gain of $3,586,998 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $378,312. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2022

The Trust’s net asset value decreased from $996,127,089 on June 30, 2022 to $886,788,722 on December 31, 2022, a 11.0% decrease. The decrease in the Trust’s net asset value over this period was due to a reduction in the number of shares outstanding from 55,300,000 to 49,400,000, a 10.7% decrease. The 5,900,000 shares decrease was the net result of 32 creation orders and 150 redemption orders (50,000 shares per creation and redemption order). The impact of the net redemption activity on the Trust’s net asset value was increased by the negative change in the price of gold, which decerased by 0.26% from $1,817.00 on June 30, 2022 to $1,812.35 on December 31, 2022.

The 0.33% decrease in the Trust’s net asset value per share, from $18.01 at June 30, 2022 to $17.95 at December 31, 2022 is directly related to the 0.26% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $773,925 for the period, or 0.088% of the Trust’s average weighted net assets of $877,147,639 during the six-month period. The net asset value per share of $18.06 on December 13, 2022 was the highest during the period, compared with a low during the quarter of $16.14 on November 03, 2022.

Net decrease in net assets resulting from operations for the 6 months period ending December 31, 2022 was $7,383,056, resulting from an unrealized loss on investment in gold bullion of $17,354,977, reduced by a gain of $10,745,846 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $773,925. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2022: 48 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2022	-	-	-
November 2022	42	2,100,000	0.0099072
December 2022	6	300,000	0.0099050
Total	48	2,400,000	0.0099069

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 03, 2023	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 03, 2023	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

