Form 10-Q
period 2023-03-31
GraniteShares Gold Trust
filed 2023-05-05
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 05, 2023, the Registrant had 49,800,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2023 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except share and per share data	March 31, 2023	June 30, 2022
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$968,403	$996,271
Total Assets	$968,403	$996,271

Liabilities
Fees payable to Sponsor	$139	$144
Total Liabilities	139	144
Net Assets	$968,264	$996,127

Shares issued and outstanding(2)	49,400,000	55,300,000
Net asset value per Share	$19.60	$18.01

(1)	Cost of investment in gold bullion: $781,122 and $870,362, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2023 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2023 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	489,166.484	$781,122	$968,403	100.01%
Total investment		$781,122	$968,403	100.01%
Liabilities in excess of other assets			$(139)	(0.01)%
Net assets			$968,264	100.00%

June 30, 2022	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	548,305.419	$870,362	$996,271	100.01%
Total investment		$870,362	$996,271	100.01%
Liabilities in excess of other assets			$(144)	(0.01)%
Net assets			$996,127	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2023 and 2022

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

Expenses
Sponsor fees	$402	$414	$1,176	$1,282
Total expenses	$402	$414	$1,176	$1,282
Net investment loss	$(402)	$(414)	$(1,176)	$(1,282)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	57	63	122	183
Gold bullion distributed for the redemption of Shares	2,901	-	13,582	24,065
Net realized gain	$2,958	$63	$13,704	$24,248
Net change in unrealized appreciation (depreciation)	$78,727	$61,511	$61,372	$66,026
Net realized and unrealized gain (loss)	$81,685	$61,574	$75,076	$90,274
Net increase (decrease) in net assets resulting from operations	$81,283	$61,160	$73,900	$88,992

Net increase (decrease) in net assets per share	$1.63	$1.18	$1.46	$1.65
Weighted average number of shares (in 000’s)	49,901	51,656	50,760	54,097

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2023 and 2022

Amounts in 000’s of US$	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

Net Assets – beginning of the period	$886,789	$912,010	$996,127	$1,009,450
Creations of 1,100,000, 3,850,000, 2,700,000 and 7,400,000 shares respectively	20,472	73,742	47,239	136,778
Redemptions of 1,100,000, 0, 8,600,000 and 10,700,000 shares respectively	(20,280)	-	(149,002)	(188,308)
Net investment loss	(402)	(414)	(1,176)	(1,282)
Net realized gain (loss) from gold bullion sold to pay expenses	57	63	122	183
Net realized gain (loss) from gold bullion distributed for redemption	2,901	-	13,582	24,065
Net change in unrealized appreciation (depreciation) on investment in gold bullion	78,727	61,511	61,372	66,026
Net Assets – end of period	$968,264	$1,046,912	$968,264	$1,046,912

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2023 and 2022

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Net asset value per Share at beginning of period	$17.95	$18.06	$18.01	$17.51
Net investment loss (1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.66	1.21	1.61	1.77
Net change in net assets from operations	1.65	1.20	1.59	1.75
Net asset value per Share at end of period	$19.60	$19.26	$19.60	$19.26

Total return, at net asset value(2)	9.19%	6.64%	8.83%	9.99%

Net assets ($000’s)	$968,264	$1,046,912	$968,264	$1,046,912

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of March 31, 2023, the fees payable to the Sponsor were $138,957. As of June 30, 2022, the fees payable to the Sponsor were $143,857.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and nine months ended March 31, 2023 and 2022.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2023 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2023, the 2022, 2021, 2020 and 2019 tax years remain open for examination

3. Investment in Gold

Changes in ounces of gold and their respective values for the nine months ended March 31, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	$996,271
Gold bullion contributed	26,746.575	47,239
Gold bullion distributed	(85,885.510)	(136,479)
Change in unrealized appreciation (depreciation)	-	61,372
Ending balance as of March 31, 2023	489,166.484	$968,403

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	$1,009,604
Gold bullion contributed	90,785.069	169,861
Gold bullion distributed	(115,093.315)	(178,298)
Change in unrealized appreciation (depreciation)	-	(4,896)
Ending balance as of June 30, 2022	548,305.419	$996,271

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2023 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2023

The Trust’s net asset value increased from $886,788,722 on December 31, 2022 to $968,263,931 on March 31, 2023, a 9.2% increase. The increase in the Trust’s net asset value was due to a change in the price of gold, which increased 9.2% from $1,812.35 on December 31, 2022 to $1,979.70 on March 31, 2023. The Trust’s number of shares outstanding did not change over the period with a net flat creation and redemption activity and remained at 49,400,000.

The 9.2% increase in the Trust’s net asset value per share, from $17.95 on December 31, 2022 to $19.60 on March 31, 2023 is related to the increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $401,793 for the quarter, or 0.043% of the Trust’s average weighted net assets of $931,611,892 during the quarter. The net asset value per share of $19.74 on March 25, 2023 was the highest during the quarter, compared with a low during the quarter of $17.93 on February 27, 2023.

Net increase in net assets resulting from operations for the quarter ended March 31, 2023 was $81,284,123, resulting from an unrealized gain on investment in gold bullion of $78,727,853 increased by a gain of $2,958,063 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $401,793. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2023

The Trust’s net asset value decreased from $996,127,089 on June 30, 2022 to $968,263,931 on March 31, 2023 a 2.8% decrease. The decrease in the Trust’s net asset value is mainly due to a decrease in the number of shares outstanding from 55,300,000 to 49,400,000 over this period, or 10.7%. The 5,900,000 shares decrease was the net result of 54 creations orders and 172 redemption orders (50,000 shares per creation and redemption order). The reduction in number of shares has been compensated by a 9.0% increase in gold price from $1,817 on June 30, 2022 to 1,979.70 on March 31, 2023.

The 8.8% increase in the Trust’s net asset value per share, from $18.01 on June 30, 2022 to $19.60 on March 31, 2023 is directly related to the 9.0% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,175,718 for the period, or 0.131% of the Trust’s average weighted net assets of $895,437,601 during the nine-month period. The net asset value per share of $19.74 on March 25, 2023 was the highest during the period, compared with a low during the period of $16.13 on November 04, 2022.

The net increase in net assets resulting from operations for the 9 months period ending March 31, 2023 was $73,901,067, resulting from an unrealized gain on investment in gold bullion of $61,372,876, increased by a gain of $13,703,909 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,175,718 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2023: 22 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2023	-	-	-
February 2023	-	-	-
March 2023	22	1,100,000	0.00990189
Total	22	1.100,000	0.00990189

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 05, 2023	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 05, 2023	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

