Form 10-K
period 2023-06-30
GraniteShares Gold Trust
filed 2023-08-14
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission file number: 001-38195

GRANITESHARES GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	82-6393903
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o GRANITESHARES LLC
222 Broadway – 21st floor New York, NY	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646) 876 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
GraniteShares Gold Shares	NYSE Arca

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2023 as reported by the NYSE Arca, Inc. on that date: $940,044,500.

As of August 14, 2023, GraniteShares Gold Trust has 49,250,000 GraniteShares Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from US$ 996,127,089 on June 30, 2022 to US$ 935,811,456 on June 30, 2023, the Trust’s fiscal year end. The Outstanding Shares in the Trust decreased from 55,300,000 Shares on June 30, 2022 to 49,450,000 Shares on June 30, 2023.

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

World Gold Supply and Demand (2012-2022)

The following table sets forth a summary of the world gold supply and demand from 2012 to 2022:

In tonnes(1)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Supply
Mine production	2,957.2	3,166.8	3,270.5	3,361.3	3,509.6	3,573.1	3,665.6	3,594.5	3,472.4	3,568.9	3,611.9
Net producer hedging	-45.3	-27.9	104.9	12.9	37.6	-25.5	-11.6	6.2	-39.1	-22.7	-1.5
Recycled gold	1,636.8	1,195.3	1,129.6	1,067.1	1,232.1	1,112.4	1,131.7	1,275.7	1,293.1	1,136.2	1,144.1
Total supply	4,548.6	4,334.1	4,505.0	4,441.3	4,779.3	4,666.0	4,775.3	4,876.3	4,726.2	4,682.4	4,754.5

Demand
Fabrication
Jewellery[1]	2,140.9	2,735.3	2,544.4	2,479.2	2,018.8	2,257.5	2,290.0	2,152.1	1,324.0	2,230.6	2,189.8
Technology	382.3	355.8	348.4	331.7	323.0	332.6	334.8	326.0	302.8	330.2	308.5
Investment	1,621.0	797.7	900.7	967.0	1,614.2	1,315.0	1,164.0	1,271.1	1,796.3	1,001.9	1,106.8
Central bank & other inst.	569.2	629.5	601.1	579.6	394.9	378.6	656.2	605.4	254.9	450.1	1,135.7
Gold demand	4,713.3	4,518.2	4,394.6	4,357.4	4,350.8	4,283.6	4,445.0	4,359.3	3,677.9	4,012.8	4,740.7
OTC and other	-164.7	-184.1	110.4	83.8	428.5	376.4	330.3	521.8	1,048.5	669.6	13.8
Total demand	4,548.6	4,334.1	4,505.0	4,441.3	4,779.3	4,666.0	4,775.3	4,876.3	4,726.4	4,682.4	4,754.5
LBMA Gold Price (US$/oz)	1,668.98	1,411.23	1,266.40	1,160.06	1,250.80	1,257.15	1,268.49	1,392.60	1769.59	1,798.61	1,800.09

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Demand Trends 2023 Statistics, World Gold Council

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

The following chart illustrates the changes in the gold spot prices from July 2012 through June 2023:

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

The Sponsor’s Fee for the fiscal year ended June 30, 2023 was $1,602,240.

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

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on January 6, 2017. The Sponsor’s office is located at 222 Broadway, New York, New York 10038. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, GraniteShares, Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2023:

Fiscal Year Ended June 30, 2023: Quarter Ended

	High	Low
September 30, 2022	$17.90	$16.10
December 31, 2022	$18.05	$16.11
March 31, 2023	$19.79	$17.94
June 30, 2023	$20.29	$18.88

The number of outstanding Shares of the Trust as of August 14, 2023 was 49,250,000.

Fiscal Year Ended June 30, 2023: Monthly Share Price

The following table sets forth for the period considered, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2022	$17.90	$16.82
August 2022	$17.87	$16.94
September 2022	$17.09	$16.10
October 2022	$17.10	$16.11
November 2022	$17.61	$16.17
December 2022	$18.05	$17.50
January 2023	$19.28	$18.16
February 2023	$19.36	$17.94
March 2023	$19.79	$17.95
April 2023	$20.21	$19.62
May 2023	$20.29	$19.21
June 2023	$19.58	$18.88

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2023:

Month	Total number of Shares redeemed	Average ounces of gold per Share
July 2022	4,100,000	0.009912
August 2022	-	-
September 2022	1,000,000	0.009910
October 2022	-	-
November 2022	2,100,000	0.009907
December 2022	300,000	0.009905
January 2023	-	-
February 2023	-	-
March 2023	1,100,000	0.009902
April 2023	-	-
May 2023	-	-
June 2023	1,350,000	0.009897
Total	9,950,000	0.009908

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2023	June 30, 2022	June 30, 2021
(Amounts in 000’s of US$, except per Share data)
Total assets	$935,950	$996,271	$1,009,604
Total gain / (loss) on gold	$18,333	$21,347	$(9,997)
Change in net assets from operations	$39,683	$19,620	$(12,009)
Weighted average number of Shares (in 000’s)	50,563	54,305	62,495
Net increase / (decrease) in net assets per Share	$0.78	$0.36	$(0.19)

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

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2023

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

June 30, 2023
(Amounts in 000’s of US$)
Investment in gold - cost	$787,089
Unrealized gain / (loss) on investment in gold	148,861
Investment in gold - fair value	$935,950

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 02, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2023 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2023
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$41,285
Change in net assets from operations	$39,683
Net increase (decrease) in net assets per share	$0.78

Fiscal year ended June 30, 2023

The Trust’s NAV decreased from $996,127,089 on June 30, 2022, to $935,811,456 on June 30, 2023, a 6.06% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a reduction in outstanding Shares from 55,300,000 Shares on June 30, 2022, to 49,450,000 Shares on June 30, 2023, a result of 4,100,000 Shares (82 Baskets) being created and 9,950,000 Shares (199 Baskets) being redeemed during that period.

The NAV per Share increased 5.05% from $18.01 on June 30, 2022, to $18.92 on June 30, 2023. During that period the gold price increased 5.24% from $1,817.00 on June 30, 2022, to $1,912.25 on June 30, 2023. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,602,240 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2023
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2022	December 31, 2022	March 30, 2023	June 30, 2023	June 30, 2023
EXPENSES
Sponsor’s Fee	$395	$378	$402	$427	$1,602
Total expenses	395	378	402	427	1,602
Net investment loss	(395)	(378)	(402)	(427)	(1,602)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	39	25	57	85	206
Realized gain/(loss) on gold distributed for the redemption of Shares	7,120	3,562	2,901	4,544	18,127
Change in unrealized gain / (loss) on investment in gold	(83,928)	66,572	78,727	(38,419)	22,952
Total gain / (loss) on gold	(76,769)	70,159	81,685	(33,790)	41,285

Change in net assets from operations	$(77,164)	$69,781	$81,283	$(34,217)	$39,683

Net increase / (decrease) in net assets per Share	$(1.48)	$1.39	$1.63	$(0.68)	$0.78

Weighted average number of Shares	52,225	50,136	49,901	49,969	50,563

Fiscal year ended June 30, 2022
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2021	December 31, 2021	March 30, 2022	June 30, 2022	June 30, 2022
EXPENSES
Sponsor’s Fee	$461	$407	$414	$445	$1,727
Total expenses	461	407	414	445	1,727
Net investment loss	(461)	(407)	(414)	(445)	(1,727)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	68	52	63	72	255
Realized gain/(loss) on gold distributed for the redemption of Shares	600	23,465	-	1,923	25,988
Change in unrealized gain / (loss) on investment in gold	(13,472)	17,987	61,511	(70,922)	(4,896)
Total gain / (loss) on gold	(12,804)	41,504	61,574	(68,927)	21,347

Change in net assets from operations	$(13,265)	$41,097	$61,160	$(69,372)	$19,620

Net increase / (decrease) in net assets per Share	$(0.23)	$0.79	$1.18	$(1.26)	$0.36

Weighted average number of Shares	58,866	51,716	51,656	54,930	54,305

Fiscal year ended June 30, 2021
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2020	December 31, 2020	March 30, 2021	June 30, 2021	June 30, 2021
EXPENSES
Sponsor’s Fee	$548	$527	$468	$469	$2,012
Total expenses	548	527	468	469	2,012
Net investment loss	(548)	(527)	(468)	(469)	(2,012)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	119	112	78	68	377
Realized gain/(loss) on gold distributed for the redemption of Shares	1,788	42,777	5,248	10,502	60,315
Change in unrealized gain / (loss) on investment in gold	63,577	(43,021)	(127,177)	35,932	(70,689)
Total gain / (loss) on gold	65,484	(132)	(121,851)	46,502	(9,997)

Change in net assets from operations	$64,936	$(659)	$(122,319)	$46,033	$(12,009)

Net increase / (decrease) in net assets per Share	$0.99	$(0.01)	$(2.01)	$0.77	$(0.19)

Weighted average number of Shares	65,547	63,291	60,779	59,766	62,495

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on Internal Control Over Financial Reporting

We have audited GraniteShares Gold Trust’s (the Trust) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investments, as of June 30, 2023 and 2022, and the related statements of operations, changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements) of the Trust, and our report dated August 14, 2023 expressed an unqualified opinion.

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

August 14, 2023

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 44 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by the Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 48 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker LLP for the fiscal years ended June 30, 2023 and 2022 specifically:

	June 30, 2023	June 30, 2022

Audit fees – Tait, Weller & Baker	$25,000	$25,000

	$25,000	$25,000

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 14, 2023	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 14, 2023	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Gold Trust (the “Trust”), including the schedules of investments, as of June 30, 2023 and 2022, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2023 and 2022, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2023, expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the management of GraniteShares LLC (the Trust’s sponsor). Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of one or more GraniteShares LLC investment companies since 2019.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investments, as of June 30, 2023, the Trust’s market value of gold holdings was $935,950 thousand, representing 100% of the Trust’s total assets. All of the gold holdings, which were 489,450 ounces of gold as of June 30, 2023, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of gold holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Custodian as of June 30, 2023.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s gold holdings held by the Custodian as of June 30, 2023. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also obtained the results of the physical count and brand purity of the Trust’s gold holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

August 14, 2023

GRANITESHARES GOLD TRUST

Statements of Assets and Liabilities

At June 30, 2023 and June 30, 2022

Amounts in 000’s of US$, except share and per share data	June 30, 2023	June 30, 2022
Assets
Investment in gold bullion, at fair value(1)	$935,950	$996,271
Total Assets	$935,950	$996,271
Liabilities
Fees payable to Sponsor	$139	$144
Total Liabilities	139	144
Net Assets	$935,811	$996,127
Shares issued and outstanding, unlimited authorized Shares with par value of $0.00 per Share	49,450,000	55,300,000
Net asset value per Share	$18.92	$18.01

(1)	Cost of investment in gold bullion: $787,089 and $870,362, respectively.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedules of Investments

At June 30, 2023 and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2023	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	489,449.928	$787,089	$935,950	100.01%
Total investment		$787,089	$935,950	100.01%
Liabilities in excess of other assets			$(139)	(0.01)%
Net assets			$935,811	100.00%

June 30, 2022	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	548,305.419	$870,362	$996,271	100.01%
Total investment		$870,362	$996,271	100.01%
Liabilities in excess of other assets			$(144)	(0.01)%
Net assets			$996,127	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Operations

For the years ended June 30, 2023, 2022 and 2021

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended June 30, 2021

Expenses
Sponsor fees	$1,602	$1,727	$2,012
Total expenses	1,602	1,727	2,012
Net investment loss	(1,602)	(1,727)	(2,012)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	206	255	377
Gold bullion distributed for the redemption of Shares	18,127	25,988	60,315
Net realized gain (loss)	18,333	26,243	60,692
Net change in unrealized appreciation (depreciation)	22,952	(4,896)	(70,689)
Net realized and unrealized gain (loss)	41,285	21,347	(9,997)
Net increase (decrease) in net assets resulting from operations	$39,683	$19,620	$(12,009)

Net increase (decrease) in net assets per share	$0.78	$0.36	$(0.19)
Weighted average number of shares (in 000’s)	50,563	54,305	62,495

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2023, 2022 and 2021

Amounts in 000’s of US$	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended June 30, 2021
Net Assets – beginning of year	$996,127	$1,009,450	$1,041,316
Creations of 4,100,000, 9,150,000 and 16,600,000 shares respectively	75,035	169,861	314,030
Redemptions of (9,950,000), (11,500,000) and (18,150,000) respectively	(175,034)	(202,804)	(333,887)
Net investment gain (loss)	(1,602)	(1,727)	(2,012)
Net realized gain (loss) from gold bullion sold to pay expenses	206	255	377
Net realized gain (loss) from gold bullion distributed for redemptions	18,127	25,988	60,315
Net change in unrealized appreciation (depreciation) on investment in gold bullion	22,952	(4,896)	(70,689)
Net Assets – end of year	$935,811	$996,127	$1,009,450

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the years ended June 30, 2023, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended June 30, 2021

Net asset value per Share, beginning of year	$18.01	$17.51	$17.59
Net investment (loss)(1)	(0.03)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	0.94	0.53	(0.05)
Net change in net assets from operations	0.91	0.50	(0.08)
Net asset value per Share, end of year	$18.92	$18.01	$17.51

Total return ratio, at net asset value	5.05%	2.86%	(0.45)%

Total return ratio, at market price	6.14%	1.82%	(0.85)%

Net assets ($000’s)	$935,811	$996,127	$1,009,450

Ratio to average net assets
Net investment loss	(0.17)%	(0.17)%	(0.17)%
Expenses	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2023

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

2. Basis of Accounting and Significant Accounting Policies

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.

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

2.1 Custody and Fair Valuation of Gold

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.96% and 99.95% of gold is allocated gold in the form of good delivery gold bars as of June 30, 2023 and 2022, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$935,950	$—	$—
Total	$935,950	$—	$—

(Amounts in 000’s of US$) June 30, 2022	Level 1	Level 2	Level 3
Investment in Gold	$996,271	$—	$—
Total	$996,271	$—	$—

There were no transfers between Level 1 and other Levels for the years ended June 30, 2023 and 2022.

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

As of June 30, 2023, the fees payable to the Sponsor were $139,167. As of June 30, 2022, the fees payable to the Sponsor were $143,857. The Sponsor’s fee, for the year ended June 30, 2023 was $1,602,240 or 0.17% of the Trust’s assets on an annualized basis, $1,726,901 for the year ended June 30, 2022, or 0.17% of the Trust’s assets on an annualized basis and $2,012,108 for the year ended June 30, 2021 or 0.17% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2023, 2022 and 2021.

Unless otherwise directed by the Sponsor, when selling gold, the Trustee will endeavor to sell at the price established by the LBMA PM Gold Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA PM Gold Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

2.4. Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Basket”) only to Authorized Participants on an ongoing basis. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined Fine Ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

2.5. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2023 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2023, the 2023, 2022, 2021 and 2020 tax years remain open for examination. There were no examinations in progress at year end.

3. Investment in gold

Changes in ounces of gold and their respective values for the year ended June 30, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	$996,271
Gold bullion contributed	40,604.943	75,035
Gold bullion distributed	(99,460.434)	(158,308)
Change in unrealized appreciation (depreciation)	-	22,952
Ending balance as of June 30, 2023	489,449.928	$935,950

Changes in ounces of gold and their respective values for the year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	572,613.665	$1,009,604
Gold bullion contributed	90,785.069	169,861
Gold bullion distributed	(115,093.315)	(178,298)
Change in unrealized appreciation (depreciation)	-	(4,896)
Ending balance as of June 30, 2022	548,305.419	$996,271

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

5. Concentration of risk

The Trust’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as gold’s uses in jewelry, technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, and the United States; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) other economic variables such as income growth, economic output, and monetary policies; and (vii) global or regional political, economic or financial events and situations, especially those that are unexpected in nature. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

