Form 10-Q
period 2023-09-30
GraniteShares Gold Trust
filed 2023-11-03
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

222 Broadway, 21st Floor

New York, New York 10038

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

As of November 03, 2023, the Registrant had 47,550,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2023 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except share and per share data	September 30, 2023	June 30, 2023
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$893,828	$935,950
Total Assets	$893,828	$935,950

Liabilities
Gold payable	$10,177	$-
Fees payable to Sponsor	131	139
Total Liabilities	10,308	139
Net Assets	$883,520	$935,811

Shares issued and outstanding(2)	47,750,000	49,450,000
Net asset value per Share	$18.50	$18.92

(1)	Cost of investment in gold bullion: $769,252 and $787,089, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2023 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2023 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	477,854.923	$769,252	$893,828	101.17%
Total investment		$769,252	$893,828	101.17%
Liabilities in excess of other assets			$(10,308)	(1.17)%
Net assets			$883,520	100.00%

June 30, 2023	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	489,449.928	$787,089	$935,950	100.01%
Total investment		$787,089	$935,950	100.01%
Liabilities in excess of other assets			$(139)	(0.01)%
Net assets			$935,811	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2023 and 2022

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2023 (unaudited)	Three Months Ended September 30, 2022 (unaudited)

Expenses
Sponsor fees	$409	$395
Total expenses	409	395
Net investment loss	$(409)	$(395)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	$69	$39
Gold bullion distributed for the redemption of Shares	4,237	7,120
Net realized gain (loss)	4,306	7,159
Net change in unrealized appreciation (depreciation)	(24,285)	(83,928)
Net realized and unrealized gain (loss)	(19,979)	(76,769)
Net increase (decrease) in net assets resulting from operations	$(20,388)	$(77,164)

Net increase (decrease) in net assets per share	$(0.42)	$(1.48)
Weighted average number of shares (in 000’s)	48,739	52,225

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2023 and 2022

Amounts in 000’s of US$	Three Months Ended September 30, 2023 (unaudited)	Three Months Ended September 30, 2022 (unaudited)

Net Assets – beginning of the period	$935,811	$996,127
Creations of 250,000 and 0 shares respectively	4,785	-
Redemptions of 1,950,000 and 5,100,000 shares respectively	(36,688)	(87,362)
Net investment loss	(409)	(395)
Net realized gain (loss) gold bullion sold to pay expenses	69	39
Net realized gain (loss) from gold bullion distributed for redemptions	4,237	7,120
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(24,285)	(83,928)
Net Assets – end of period	$883,520	$831,601

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2023 and 2022

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended September 30, 2023 (unaudited)	Three Months Ended September 30, 2022 (unaudited)

Net asset value per Share at beginning of period	$18.92	$18.01
Net investment gain (loss) (1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.41)	(1.43)
Net change in net assets from operations	(0.42)	(1.44)
Net asset value per Share at end of period	$18.50	16.57

Market value per Share at end of period	$18.28	$16.47
Total return ratio, at net asset value (2)	(2.22)%	(8.00)%
Total return ratio, at market price (2)	(3.84)%	(8.04)%

Net assets ($000’s)	$883,520	$831,601

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.98% and 99.98% of gold is allocated gold in the form of good delivery gold bars as of September 30, 2023 and 2022, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$893,828	$–	$–
Total	$893,828	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$935,950	$–	$–
Total	$935,950	$–	$–

There were no transfers between Level 1 and other Levels for the period ended September 30, 2023 and year ended June 30, 2023.

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

As of period ended September 30, 2023, the fees payable to the Sponsor was $131,348. As of year, ended June 30, 2023, the fees payable to the Sponsor were $139,167.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2023 and 2022.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2023 and June 30, 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2023, the 2023, 2022 and 2021 tax years remain open for examination.

3. Investment in gold

Changes in ounces of gold and their respective values for the period ended September 30, 2023:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	489,449.928	935,950
Gold bullion contributed	2,473.145	4,785
Gold bullion distributed	(14,068.150)	(22,622)
Change in unrealized appreciation (depreciation)	-	(24,285)
Ending balance as of September 30, 2023	477,854.923	893,828

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2023:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	996,271
Gold bullion contributed	40,604.943	75,035
Gold bullion distributed	(99,460.434)	(158,308)
Change in unrealized appreciation (depreciation)	-	22,952
Ending balance as of June 30, 2023	489,449.928	935,950

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

Affiliates of the Trustee may from time-to-time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. On September 30, 2023 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2023

The Trust’s net asset value decreased from $935,811,456 on June 30, 2023 to $883,519,519 on September 30, 2023, a 5.6% decrease. The decrease in the Trust’s net asset value was due to a decrease in the number of shares outstanding from 49,450,000 to 47,750,000 over this period. The net 1,700,000 shares decrease was a result of 5 creation orders and 39 redemption orders (50,000 shares per creation and redemption). The Trust’s net asset value was also negatively impacted by the change in the price of gold, which decreased 2.18% from $1,912.25 on June 30, 2023 to $1,870.50 on September 30, 2023.

The 2.22% decrease in the Trust’s net asset value per share, from $18.92 on June 30, 2023 to $18.50 on September 30, 2023 is directly related to the 2.18% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $409,157 for the quarter, or 0.044% of the Trust’s average weighted net assets of $930,094,066 during the quarter. The net asset value per share of $19.55 on July 20, 2023, was the highest during the quarter, compared with a low during the quarter of $18.50 on September 30, 2023.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2023 was $20,388,392, resulting primarily from an unrealized loss on investment in gold bullion of $24,285,145, reduced by a gain of $4,305,910 on metal sold to cover redemption orders and Sponsor’s fees but increased by the Sponsor’s fees of $409,157. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2023: 39 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2023	4	200,000	0.0098959
August 2023	21	1,050,000	0.0098942
September 2023	14	700,000	0.0098923
Total	39	1,950,000	0.0098937

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 03, 2023	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 03, 2023	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

