Form 10-Q
period 2023-12-31
GraniteShares Gold Trust
filed 2024-02-02
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 02, 2024, the Registrant had 46,500,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2023 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except share and per share data	December 31, 2023	June 30, 2023
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$960,623	$935,950
Total Assets	$960,623	$935,950

Liabilities
Fees payable to Sponsor	140	139
Total Liabilities	140	139
Net Assets	$960,483	$935,811

Shares issued and outstanding(2)	47,100,000	49,450,000
Net asset value per Share	$20.39	$18.92

(1)	Cost of investment in gold bullion: $752,005 and $787,089, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2023 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2023 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	465,779.227	$752,005	$960,623	100.01%
Total investment		$752,005	$960,623	100.01%
Liabilities in excess of other assets			$(140)	(0.01)%
Net Assets			$960,483	100.00%

June 30, 2023	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	489,449.928	$787,089	$935,950	100.01%
Total investment		$787,089	$935,950	100.01%
Liabilities in excess of other assets			$(139)	(0.01)%
Net Assets			$935,811	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and six months ended December 31, 2023 and 2022

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2023	Three Month Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

Expenses
Sponsor fees	$406	$378	$815	$774
Total expenses	406	378	815	774
Net investment loss	(406)	(378)	(815)	(774)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	66	25	135	65
Gold bullion distributed for the redemption of Shares	5,865	3,562	10,102	10,681
Net realized gain (loss)	5,931	3,587	10,237	10,746
Net change in unrealized appreciation (depreciation)	84,042	66,572	59,757	(17,355)
Net realized and unrealized gain (loss)	89,973	70,159	69,994	(6,609)
Net increase (decrease) in net assets resulting from operations	$89,567	$69,781	$69,179	$(7,383)

Net increase (decrease) in net assets per share	$1.90	$1.39	$1.44	$(0.14)
Weighted average number of shares (in 000’s)	47,260	50,136	48,000	51,180

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2023 and 2022

Amounts in 000’s of US$	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

Net Assets – beginning of the period	$883,520	$831,601	$935,811	$996,127
Creations of 550,000, 1,600,000, 800,000 and 1,600,000 shares respectively	10,948	26,767	15,733	26,767
Redemptions of 1,200,000, 2,400,000, 3,150,000 and 7,500,000 shares respectively	(23,552)	(41,360)	(60,240)	(128,722)
Net investment loss	(406)	(378)	(815)	(774)
Net realized gain (loss) from gold bullion sold to pay expenses	66	25	135	65
Net realized gain (loss) from gold bullion distributed for redemptions	5,865	3,562	10,102	10,681
Net change in unrealized appreciation (depreciation) on investment in gold bullion	84,042	66,572	59,757	(17,355)
Net Assets – end of period	$960,483	$886,789	$960,483	886,789

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2023 and 2022

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Net asset value per Share at beginning of period	$18.50	$16.57	$18.92	$18.01
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.90	1.39	1.49	(0.04)
Net change in net assets from operations	1.89	1.38	1.47	(0.06)
Net asset value per Share at end of period	$20.39	$17.95	$20.39	$17.95

Market value per Share at end of period	$20.39	$18.05	$20.39	$18.05

Total return ratio, at net asset value(2)	10.22%	8.33%	7.77%	(0.33)%
Total return ratio, at market price	11.54%	9.59%	7.26%	0.78%

Net assets ($000’s)	$960,483	$886,789	$960,483	$886,789

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 100.00% and 99.84% of gold is allocated gold in the form of good delivery gold bars as of December 31, 2023 and 2022, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2023	Level 1	Level 2	Level 3
Investment in Gold	$960,623	$–	$–
Total	$960,623	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$935,950	$–	$–
Total	$935,950	$–	$–

There were no transfers between Level 1 and other Levels for the period ended December 31, 2023 and year ended June 30, 2023.

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

As of period ended December 31, 2023, the fees payable to the Sponsor was $139,878. As of year, ended June 30, 2023, the fees payable to the Sponsor were $139,167.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavour to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and 6 months ended December 31, 2023 and 2022.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023 and June 30, 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2023, the 2023, 2022 and 2021 tax years remain open for examination.

3. Investment in Gold

Changes in ounces of gold and their respective values for the period ended December 31, 2023:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	489,449.928	935,950
Gold bullion contributed	7,911.894	15,733
Gold bullion distributed	(31,582.595)	(50,817)
Change in unrealized appreciation (depreciation)	-	59,757
Ending balance as of December 31, 2023	465,779.227	960,623

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2023:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	996,271
Gold bullion contributed	40,604.943	75,035
Gold bullion distributed	(99,460.434)	(158,308)
Change in unrealized appreciation (depreciation)	-	22,952
Ending balance as of June 30, 2023	489,449.928	935,950

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

Results of Operations

The Quarter Ended December 31, 2023

The Trust’s net asset value increased from $883,519,519 on September 30 to $960,483,199 on December 31, 2023, a 8.71% increase. The increase in the Trust’s net asset value was due to a 10.26% increase of gold price from $1,870.50 on September 30, 2023 to $2,062.40 on December 31, 2023. The gold price increase was negatively affected by a decrease in the number of shares outstanding from 47,750,000 to 47,100,000 over this period. The net 650,000 shares decrease was a result of 11 creation orders and 24 redemption orders (50,000 shares per creation and redemption).

The 10.22% increase in the Trust’s net asset value per share, from $18.50 on September 30, 2023 to $20.39 on December 31, 2023 is directly related to the 10.26% increase in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $406,153 for the quarter, or 0.044% of the Trust’s average weighted net assets of $923,656,201 during the quarter. The net asset value per share of $20.55 on December 28, 2023, was the highest during the quarter, compared with a low during the quarter of $17.99 on October 4, 2023.

Net increase in net assets resulting from operations for the quarter ended December 31, 2023 was $89,567,431, resulting primarily from an unrealized gain on investment in gold bullion of $84,042,332, increased by a gain of $5,931,252 on metal sold to cover redemption orders and Sponsor’s fees but reduced by the Sponsor’s fees of $406,153. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2023

The Trust’s net asset value increased from $935,811,456 on June 30, 2023 to $960,483,199 on December 31, 2023, a 2.64% increase. The increase in the Trust’s net asset value over this period was affected by a reduction in the number of shares outstanding from 49,450,000 to 47,100,000, a 4.75% decrease. The 2,350,000 shares decrease was the net result of 16 creation orders and 63 redemption orders (50,000 shares per creation and redemption order). The impact of the net redemption activity on the Trust’s net asset value was reduced by the positive change in the price of gold, which increased by 7.85% from $1,912.25 on June 30, 2023 to $2,062.40 on December 31, 2023.

The 7.77% increase in the Trust’s net asset value per share, from $18.92 at June 30, 2023 to $20.39 at December 31, 2023 is directly related to the 7.85% increase in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $815,309 for the period, or 0.088% of the Trust’s average weighted net assets of $926,875,134 during the six-month period. The net asset value per share of $20.55 on December 28, 2023, was the highest during the period, compared with a low during the quarter of $17.99 on October 4, 2023.

Net increase in net assets resulting from operations for the 6 months period ending December 31, 2023, was $69,179,039, resulting from an unrealized gain on investment in gold bullion of $59,757,186, increased by a gain of $10,237,162 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $815,309. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 8 “Risk Factors” in our prospectus dated April 25, 2022, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-263774, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2023: 24 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2023	4	200,000	0.0098914
November 2023	20	1,000,000	0.0098896
December 2023	0	-	-
Total	24	1,200,000	0.0098898

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 02, 2024	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 02, 2024	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

