Form 10-Q
period 2024-03-31
GraniteShares Gold Trust
filed 2024-05-08
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 08, 2024, the Registrant had 45,500,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2024 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except share and per share data	March 31, 2024	June 30, 2023
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,003,597	$935,950
Total Assets	$1,003,597	$935,950

Liabilities
Fees payable to Sponsor	144	139
Total Liabilities	144	139
Net Assets	$1,003,453	$935,811

Shares issued and outstanding(2)	45,850,000	49,450,000
Net asset value per Share	$21.89	$18.92

(1)	Cost of investment in gold bullion: $731,734 and $787,089, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2024 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2024 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	453,224.328	$731,734	$1,003,597	100.01%
Total investment		$731,734	$1,003,597	100.01%
Liabilities in excess of other assets			$(144)	(0.01)%
Net assets			$1,003,453	100.00%

June 30, 2023	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	489,449.928	$787,089	$935,950	100.01%
Total investment		$787,089	$935,950	100.01%
Liabilities in excess of other assets			$(139)	(0.01)%
Net assets			$935,811	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2024 and 2023

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023

Expenses
Sponsor fees	$413	$402	$1,228	$1,176
Total expenses	$413	$402	$1,228	$1,176
Net investment loss	$(413)	$(402)	$(1,228)	$(1,176)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	90	57	225	122
Gold bullion distributed for the redemption of Shares	5,009	2,901	15,111	13,582
Net realized gain (loss)	$5,099	$2,958	$15,336	$13,704
Net change in unrealized appreciation (depreciation)	$63,245	$78,727	$123,002	$61,372
Net realized and unrealized gain (loss)	$68,344	$81,685	$138,338	$75,076
Net increase (decrease) in net assets resulting from operations	$67,931	$81,283	$137,110	$73,900

Net increase (decrease) in net assets per share	$1.47	$1.63	$2.89	$1.46
Weighted average number of shares (in 000’s)	46,361	49,901	47,457	50,760

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2024 and 2023

Amounts in 000’s of US$	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023

Net Assets – beginning of the period	$960,483	$886,789	$935,811	$996,127
Creations of 0, 1,100,000, 800,000, and 2,700,000 shares respectively	-	20,472	15,733	47,239
Redemptions of 1,250,000, 1,100,000, 4,400,000 and 8,600,000 shares respectively	(24,961)	(20,280)	(85,201)	(149,002)
Net investment loss	(413)	(402)	(1,228)	(1,176)
Net realized gain (loss) from gold bullion sold to pay expenses	90	57	225	122
Net realized gain (loss) from gold bullion distributed for redemption	5,009	2,901	15,111	13,582
Net change in unrealized appreciation (depreciation) on investment in gold bullion	63,245	78,727	123,002	61,372
Net Assets – end of period	$1,003,453	$968,264	$1,003,453	$968,264

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2024 and 2023

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Net asset value per Share at beginning of period	$20.39	$17.95	$18.92	$18.01
Net investment loss (1)	(0.01)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	1.51	1.66	3.00	1.61
Net change in net assets from operations	1.50	1.65	2.97	1.59
Net asset value per Share at end of period	$21.89	$19.60	$21.89	$19.60
Marlet Value per Share at end of period	$21.96	$19.60	$21.96	$19.60

Total return ratio, at net asset value(2)	7.36%	9.19%	15.70%	8.83%
Total return ratio, at market price	7.70%	8.09%	15.52%	8.93%
Net assets ($000’s)	$1,003,453	$968,264	$1,003,453	$968,264

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises 97.29% and 99.96% of gold is allocated gold in the form of good delivery gold bars as of March 31, 2024 and 2023, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
March 31, 2024	Level 1	Level 2	Level 3
Investment in Gold	$1,003,597	$–	$–
Total	$1,003,597	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$935,950	$–	$–
Total	$935,950	$–	$–

There were no transfers between Level 1 and other Levels for the period ended March 31, 2024 and year ended June 30, 2023.

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

As of period ended March 31, 2024, the fees payable to the Sponsor was $144,413. As of year, ended June 30, 2023, the fees payable to the Sponsor were $139,167.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2024 and 2023.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024 and June 30, 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2024, the 2023, 2022, 2021 and 2020 tax years remain open for examination.

3. Investment in Gold

Changes in ounces of gold and their respective values for the nine months ended March 31, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	489,449.928	935,950
Gold bullion contributed	7,911.894	15,733
Gold bullion distributed	(44,137.494)	(71,088)
Change in unrealized appreciation (depreciation)	-	123,002
Ending balance as of March 31, 2024	453,224.328	1,003,597

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	996,271
Gold bullion contributed	40,604.943	75,035
Gold bullion distributed	(99,460.434)	(158,308)
Change in unrealized appreciation (depreciation)	-	22,952
Ending balance as of June 30, 2023	489,449.928	935,950

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

Affiliates of the Trustee, may from time-to-time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2024 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value increased from $960,483,199 on December 31, 2023 to $1,003,452,876 on March 31, 2024, a 4.47% increase. The increase in the Trust’s net asset value was due to a change in the price of gold, which increased 7.37% from $2,062.40 on December 31, 2023 to $2,214.35 on March 31, 2024. The impact of the increase of gold prices was reduced by the Trust’s number of shares outstanding which changed from 47,100,000 in December 31, 2023 to 45,850,000 in March 31, 2024 as a result 25 redemption orders (50,000 shares orders). There were no creation orders during the period.

The 7.36% increase in the Trust’s net asset value per share, from $ 20.39 on December 31, 2023 to $ 21.89 on March 31, 2024 is related to the increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $412,810 for the quarter, or 0.043% of the Trust’s average weighted net assets of $ 949,605,896 during the quarter. The net asset value per share of $ 21.89 on March 28, 2024 was the highest during the quarter, compared with a low during the quarter of $19.62 on February 14, 2024.

Net increase in net assets resulting from operations for the quarter ended March 31, 2024 was $67,930,370, resulting from an unrealized gain on investment in gold bullion of $63,244,208 increased by a gain of $5,098,972 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $412,810. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2024

The Trust’s net asset value increased from $935,811,456 on June 30, 2023 to $1,003,452,876 on March 31, 2024 a 7.23% increase. The increase in the Trust’s net asset value was mainly caused by a 15.80% increase in gold price from $1,912.25 on June 30, 2023 to $2,214.35 on March 31, 2024. The positive impact of the gold price was negatively impacted the reduction in number of shares outstanding from 49,450,000 on June 30, 2023 to 45,850,000 on March 31, 2024, or (7.28%). The 3,600,000 shares decrease was the net result of 16 creations orders and 88 redemption orders (50,000 shares per creation and redemption order).

The 15.70% increase in the Trust’s net asset value per share, from $18.92 on June 30, 2023 to $21.89 on March 31, 2024 is directly related to the 15.80% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,228,120 for the period, or 0.131% of the Trust’s average weighted net assets of $934,396,949 during the nine-month period. The net asset value per share of $ 21.89 on March 28, 2024 was the highest during the period, compared with a low during the period of $17.99 on October 04, 2023.

The net increase in net assets resulting from operations for the 9 months period ending March 31, 2024 was $137,109,409, resulting from an unrealized gain on investment in gold bullion of $123,001,394, increased by a gain of $15,336,135 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,228,120. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2024: 25 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2024	12	600,000	0.0098866
February 2024	13	650,000	0.0098854
March 2024	-	-	-
Total	25	1,250,000	0.0098860

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 08, 2024	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2024	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

