Form 10-K
period 2024-06-30
GraniteShares Gold Trust
filed 2024-08-15
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2024, as reported by the NYSE Arca, Inc. on that date: $790,994,008.

As of August 14, 2024, GraniteShares Gold Trust has 33,550,000 GraniteShares Gold Shares outstanding.

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

PART I

Item 1. Business

The purpose of the GraniteShares Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of gold bullion. The Trust was formed on August 24, 2017, when an initial deposit of gold was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is GraniteShares LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank (the “Custodian”).

The Trust’s Shares at redeemable value decreased from US$ 935,811,456 on June 30, 2023, to US$ 790,994,009 on June 30, 2024, the Trust’s fiscal year end. The Outstanding Shares in the Trust decreased from 49,450,000 Shares on June 30, 2023, to 34,350,000 Shares on June 30, 2024.

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

World Gold Supply and Demand (2013-2023)

The following table sets forth a summary of the world gold supply and demand from 2013 to 2023:

In tonnes(1)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Supply
Mine production	3,166.8	3,270.5	3,361.3	3,515.2	3,575.3	3,665.9	3,596.4	3,482.0	3,576.5	3,624.8	3,636.2
Net producer hedging	-27.9	104.9	12.9	37.6	-25.5	-11.6	6.2	-39.1	-5.4	-13.1	55.3
Recycled gold	1,195.3	1,129.6	1,067.1	1,232.1	1,112.4	1,131.7	1,275.7	1,293.1	1,136.2	1,140	1,238.9
Total supply	4,334.1	4,505.0	4,441.3	4,785.0	4,662.6	4,775.9	4,878.2	4,736.0	4,707.3	4,759.5	4,930.4

Demand
Fabrication
Jewellery[1]	2,735.3	2,544.4	2,479.2	2,018.8	2,257.5	2,290.0	2,152.1	1,324.0	2,230.3	2,195.9	2,192.2
Technology	355.8	348.4	331.7	323.0	332.6	334.8	326.0	302.8	330.2	308.8	297.8
Investment	800.7	904.8	967.4	1,615.9	1,315.0	1,161.3	1,272.8	1,795.4	992.1	1,112.8	940.7
Central bank & other inst.	629.5	601.1	579.6	394.9	378.6	656.2	605.4	254.9	450.1	1,081.9	1,037.1
Gold demand	4,521.2	4,398.7	4,357.9	4,352.5	4,283.6	4,442.4	4,356.2	3,677.1	4,002.7	4,699.4	4,467.9
OTC and other	-187.1	106.3	83.4	432.5	379.0	333.6	522.0	1,058.9	704.6	60.0	462.5
Total demand	4,334.1	4,505.0	4,441.3	4,785.0	4,662.6	4,775.9	4,878.2	4,736.0	4,707.3	4,75.5	4,930.4
LBMA Gold Price (US$/oz)	1,411.2	1,266.4	1,160.06	1,250.8	1,257.1	1,268.4	1,392.6	1,769.5	1798.6	1,800.0	1,940.54

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

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

The following chart illustrates the changes in the gold spot prices from July 2012 through June 2024:

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

In the OTC market, gold bars that meet the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of an LBMA-acceptable refiner) and appearance described in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA are referred to as “London Good Delivery Bars.” A London Good Delivery Bar (typically called a “400-ounce bar”) must contain between 350 and 430 fine troy ounces of gold (1 troy ounce = 31.1034768 grams), with a minimum fineness (or purity) of 995 parts per 1000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the refiners identified on the London Good Delivery List.

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

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of gold less the Trust’s expenses and liabilities, Shares may trade at, above or below their NAV. The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major gold markets and the Exchange. While the Shares trade on the Exchange until 4:00 p.m. (New York time), liquidity in the market for gold may be reduced after the close of the major world gold markets, including London, Zurich and COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of gold, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Gold; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the gold held by the Trust and determines the net asset value of the Trust and the NAV. For the purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

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

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.1749% of the net asset value of the Trust and is payable monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Presently, the Sponsor does not intend to waive any part of its fee. Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum Share holding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

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

The Sponsor’s Fee for the fiscal year ended June 30, 2024, was $1,671,742.

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

The Basket Amount necessary for the creation of a Basket changes from day to day. On each day that the Exchange is open for regular trading, the Trustee adjusts the quantity of gold constituting the Basket Amount as appropriate to reflect sales of gold, any loss of gold that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “The Trust—Valuation of Gold; Computation of Net Asset Value” for a description of how the LBMA Gold Price PM is determined, and description of how the Trustee determines the NAV. The Trustee determines the Basket Amount for a given day by dividing the number of Fine Ounces of gold held by the Trust as of the opening of business on that business day, adjusted for the amount of gold constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. Fractions of a Fine Ounce of gold smaller than 0.001 Fine Ounce are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Trustee as indicated above.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 240 Greenwich Street New York, NY 10286, United States. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2024.

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

The Custodian’s fees and expenses are to be paid by the Sponsor. The Custodian and its affiliates may from time-to-time act as Authorized Participants or purchase or sell gold or shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. The Trustee, on behalf of the Trust, has entered into the Custody Agreements with the Custodian, under which the Custodian maintains the Trust Unallocated Account and the Trust Allocated Account.

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

Description of Limited Rights

The Shares do not represent a traditional investment, and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events and the continuation of the war in Ukraine or other hostilities

In late February 2023, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. On March 6, 2023, the LBMA suspended its accreditation of six Russian precious metals refiners, hence suspending their access to the world’s largest gold market.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2024:

Fiscal Year Ended June 30, 2024: Quarter Ended

	High	Low
September 30, 2023	$19.21	$18.09
December 31, 2023	$20.55	$19.57
March 31, 2023	$22.70	$20.59
June 30, 2024	$23.42	$22.61

The number of outstanding Shares of the Trust as of August 14, 2024 was 33,550,000.

Fiscal Year Ended June 30, 2024: Monthly Share Price

The following table sets forth for the period considered, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2023	$19.58	$18.90
August 2023	$19.23	$18.69
September 2023	$19.21	$18.09
October 2023	$19.86	$18.00
November 2023	$20.23	$19.15
December 2023	$20.55	$19.57
January 2024	$20.31	$19.83
February 2024	$20.21	$19.69
March 2024	$22.70	$20.59
April 2024	$23.61	$22.58
May 2024	$23.98	$22.75
June 2024	$23.42	$22.61

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2024:

Month	Total number of Shares redeemed	Average ounces of gold per Share
July 2023	200,000	0.0098959
August 2023	1,050,000	0.0098942
September 2023	700,000	0.0098923
October 2023	200,000	0.0098914
November 2023	1,000,000	0.0098895
December 2023	-	-
January 2024	600,000	0.00988658
February 2024	650,000	0.00988539
March 2024	-	-
April 2024	850,000	0.00988342
May 2024	300,000	0.00988168
June 2024	11,450,000	0.00987983
Total	17,000,000	0.00988280

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2024	June 30, 2023	June 30, 2022
(Amounts in 000’s of US$, except per Share data)
Total assets	$791,131	$935,950	$996,271
Total gain / (loss) on gold	$101,263	$18,333	$21,347
Change in net assets from operations	$187,672	$39,683	$19,620
Weighted average number of Shares (in 000’s)	46,607	50,563	54,305
Net increase / (decrease) in net assets per Share	$4.03	$0.78	$0.36

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

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2024

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

June 30, 2024
(Amounts in 000’s of US$)
Investment in gold - cost	$554,189
Unrealized gain / (loss) on investment in gold	236,942
Investment in gold - fair value	$791,131

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 01, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2024 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2024
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$189,344
Change in net assets from operations	$187,672
Net increase (decrease) in net assets per share	$4.03

Fiscal year ended June 30, 2024

The Trust’s NAV decreased from $935,811,456 on June 30, 2023, to $790,994,009 on June 30, 2024, a 15.48% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a reduction in outstanding Shares from 49,450,000 Shares on June 30, 2023, to 34,350,000 Shares on June 30, 2024, a result of 1,900,000 Shares (38 Baskets) being created and 17,000,000 Shares (340 Baskets) being redeemed during that period.

The NAV per Share increased 21.72% from $18.92 on June 30, 2023, to $23.03 on June 30, 2024. During that period the gold price increased 21.89% from $1,912.25 on June 30, 2023, to $2,330.90 on June 30, 2024. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,671,742 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2023	December 31, 2023	March 30, 2024	June 30, 2024	June 30, 2024
EXPENSES
Sponsor’s Fee	$409	$406	$413	$444	$1,672
Total expenses	409	406	413	444	1,672
Net investment loss	(409)	(406)	(413)	(444)	(1,672)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	69	66	90	135	360
Realized gain/(loss) on gold distributed for the redemption of Shares	4,237	5,865	5,009	85,792	100,903
Change in unrealized gain / (loss) on investment in gold	(24,285)	84,042	63,245	(34,921)	88,081
Total gain / (loss) on gold	(19,979)	89,973	68,344	51,006	189,344

Change in net assets from operations	$(20,388)	$89,567	$67,931	$50,562	$187,672

Net increase / (decrease) in net assets per Share	$(0.42)	$1.90	$1.47	$1.08	$4.03

Weighted average number of Shares	48,739	47,260	46,361	44,037	46,607

Fiscal year ended June 30, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2022	December 31, 2022	March 30, 2023	June 30, 2023	June 30, 2023
EXPENSES
Sponsor’s Fee	$395	$378	$402	$427	$1,602
Total expenses	395	378	402	427	1,602
Net investment loss	(395)	(378)	(402)	(427)	(1,602)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	39	25	57	85	206
Realized gain/(loss) on gold distributed for the redemption of Shares	7,120	3,562	2,901	4,544	18,127
Change in unrealized gain / (loss) on investment in gold	(83,928)	66,572	78,727	(38,419)	22,952
Total gain / (loss) on gold	(76,769)	70,159	81,685	(33,790)	41,285

Change in net assets from operations	$(77,164)	$69,781	$81,283	$(34,217)	$39,683

Net increase / (decrease) in net assets per Share	$(1.48)	$1.39	$1.63	$(0.68)	$0.78

Weighted average number of Shares	52,225	50,136	49,901	49,969	50,563

Fiscal year ended June 30, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2021	December 31, 2021	March 30, 2022	June 30, 2022	June 30, 2022
EXPENSES
Sponsor’s Fee	$461	$407	$414	$445	$1,727
Total expenses	461	407	414	445	1,727
Net investment loss	(461)	(407)	(414)	(445)	(1,727)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	68	52	63	72	255
Realized gain/(loss) on gold distributed for the redemption of Shares	600	23,465	-	1,923	25,988
Change in unrealized gain / (loss) on investment in gold	(13,472)	17,987	61,511	(70,922)	(4,896)
Total gain / (loss) on gold	(12,804)	41,504	61,574	(68,927)	21,347

Change in net assets from operations	$(13,265)	$41,097	$61,160	$(69,372)	$19,620

Net increase / (decrease) in net assets per Share	$(0.23)	$0.79	$1.18	$(1.26)	$0.36

Weighted average number of Shares	58,866	51,716	51,656	54,930	54,305

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on Internal Control Over Financial Reporting

We have audited GraniteShares Gold Trust’s (the Trust) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investments, as of June 30, 2024 and 2023, and the related statements of operations, changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements) of the Trust, and our report dated August 14, 2024 expressed an unqualified opinion.

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

August 14, 2024

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 45 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier previously was employed by KPMG in Paris as a senior consultant. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 49 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker LLP for the fiscal years ended June 30, 2024 and 2023 specifically:

	June 30, 2024	June 30, 2023

Audit fees – Tait, Weller & Baker	$25,000	$25,000

	$25,000	$25,000

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 14, 2024	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 14, 2024	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of GraniteShares Gold Trust (the “Trust”), including the schedules of investments, as of June 30, 2024 and 2023, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2024 and 2023, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 14, 2024, expressed an unqualified opinion.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the schedule of investments, as of June 30, 2024, the Trust’s market value of gold holdings was $791,131,184, representing 100% of the Trust’s total assets. All of the gold holdings, which were 339,410 ounces of gold as of June 30, 2024, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of gold holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Custodian as of June 30, 2024.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls over the Trust’s gold holdings process, including controls over the comparison of the Trust’s records of gold held to the Custodian’s records and approval of gold deposits and withdrawals by the trustee of the Trust when baskets to create or redeem shares of the Trust are processed. We obtained a schedule directly from the Custodian of the Trust’s gold holdings held by the Custodian as of June 30, 2024. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also obtained the results of the physical count and brand purity of the Trust’s gold holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

August 14, 2024

GRANITESHARES GOLD TRUST

Statements of Assets and Liabilities

At June 30, 2024 and 2023

Amounts in 000’s of US$, except share and per share data	June 30, 2024	June 30, 2023
Assets
Investment in gold bullion, at fair value(1)	$791,131	$935,950
Total Assets	$791,131	$935,950
Liabilities
Fees payable to Sponsor	$137	$139
Total Liabilities	137	139
Net Assets	$790,994	$935,811
Shares issued and outstanding(2)	34,350,000	49,450,000
Net asset value per Share	$23.03	$18.92

(1)	Cost of investment in gold bullion: $554,189 and $787,089, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedules of Investments

At June 30, 2024 and 2023

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2024	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	339,410.178	$554,189	$791,131	100.02%
Total investment		$554,189	$791,131	100.02%
Liabilities in excess of other assets			$(137)	(0.02)%
Net assets			$790,994	100.00%

June 30, 2023	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	489,449.928	$787,089	$935,950	100.01%
Total investment		$787,089	$935,950	100.01%
Liabilities in excess of other assets			$(139)	(0.01)%
Net assets			$935,811	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Operations

For the years ended June 30, 2024, 2023 and 2022

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2022

Expenses
Sponsor fees	$1,672	$1,602	$1,727
Total expenses	1,672	1,602	1,727
Net investment loss	(1,672)	(1,602)	(1,727)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	360	206	255
Gold bullion distributed for the redemption of Shares	100,903	18,127	25,988
Net realized gain (loss)	101,263	18,333	26,243
Net change in unrealized appreciation (depreciation)	88,081	22,952	(4,896)
Net realized and unrealized gain (loss)	189,344	41,285	21,347
Net increase (decrease) in net assets resulting from operations	$187,672	$39,683	$19,620

Net increase (decrease) in net assets per share	$4.03	$0.78	$0.36
Weighted average number of shares (in 000’s)	46,607	50,563	54,305

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2024, 2023 and 2022

Amounts in 000’s of US$	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2022
Net Assets – beginning of year	$935,811	$996,127	$1,009,450
Creations of 1,900,000, 4,100,000 and 9,150,000 shares respectively	41,587	75,035	169,861
Redemptions of (17,000,000), (9,950,000) and (11,500,000) respectively	(374,076)	(175,034)	(202,804)
Net investment (loss)	(1,672)	(1,602)	(1,727)
Net realized gain (loss) from gold bullion sold to pay expenses	360	206	255
Net realized gain (loss) from gold bullion distributed for redemptions	100,903	18,127	25,988
Net change in unrealized appreciation (depreciation) on investment in gold bullion	88,081	22,952	(4,896)
Net Assets – end of year	$790,994	$935,811	$996,127

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the years ended June 30, 2024, 2023 and 2022

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2022

Net asset value per Share at beginning of year	$18.92	$18.01	$17.51
Net investment income (loss)(1)	(0.04)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	4.15	0.94	0.53
Net change in net assets from operations	4.11	0.91	0.50
Net asset value per Share at end of year	$23.03	$18.92	$18.01

Market price per Share at end of year	$22.96	$19.01	$17.97

Total return ratio, at net asset value	21.72%	5.05%	2.86%
Total return ratio, at market price	20.78%	6.12%	1.82%

Net assets ($000’s)	$790,994	$935,811	$996,127

Ratio to average net assets
Net investment loss	(0.17)%	(0.17)%	(0.17)%
Expenses	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2024

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.96% and 99.96% of gold is allocated gold in the form of good delivery gold bars as of June 30, 2024 and 2023, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$791,131	$–	$–
Total	$791,131	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Gold	$935,950	$–	$–
Total	$935,950	$–	$–

There were no transfers between Level 1 and other Levels for the years ended June 30, 2024 and 2023.

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

As of June 30, 2024, the fees payable to the Sponsor were $137,175. As of June 30, 2023, the fees payable to the Sponsor were $139,167. The Sponsor’s Fee, for the year ended June 30, 2024 was $1,671,742 or 0.17% of the Trust’s assets on an annualized basis, $1,602,240 for the year ended June 30, 2023, or 0.17% of the Trust’s assets on an annualized basis, and $1,726,901 for the year ended June 30, 2022, or 0.17% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2024, 2023 and 2022.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2024 and June 30, 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2024, the 2024, 2023, 2022 and 2021 tax years remain open for examination.

3. Investment in Gold

Changes in ounces of gold and their respective values for the year ended June 30, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	489,449.928	$935,950
Gold bullion contributed	18,782.084	41,587
Gold bullion distributed	(168,821.834)	(274,487)
Change in unrealized appreciation (depreciation)	–	88,081
Ending balance as of June 30, 2024	339,410.178	$791,131

Changes in ounces of gold and their respective values for the year ended June 30, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	548,305.419	$996,271
Gold bullion contributed	40,604.943	75,035
Gold bullion distributed	(99,460.434)	(158,308)
Change in unrealized appreciation (depreciation)	–	22,952
Ending balance as of June 30, 2023	489,449.928	$935,950

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

