Form 10-Q
period 2024-12-31
GraniteShares Gold Trust
filed 2025-02-03
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of February 03, 2025, the Registrant had 32,850,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2024 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except share and per share data	December 31, 2024	June 30, 2024
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$846,691	$791,131
Total Assets	$846,691	$791,131

Liabilities
Fees payable to Sponsor	128	137
Total Liabilities	128	137
Net Assets	$846,563	$790,994

Shares issued and outstanding(2)	32,850,000	34,350,000
Net asset value per Share	$25.77	$23.03

(1)	Cost of investment in gold bullion: $531,880 and $554,189, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2024 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2024 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	324,296.844	$531,880	$846,691	100.02%
Total investment		$531,880	$846,691	100.02%
Liabilities in excess of other assets			$(128)	(0.02)%
Net Assets			$846,563	100.00%

June 30, 2024	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	339,410.178	$554,189	$791,131	100.02%
Total investment		$554,189	$791,131	100.02%
Liabilities in excess of other assets			$(137)	(0.02)%
Net Assets			$790,994	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and six months ended December 31, 2024 and 2023

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2024	Three Month Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

Expenses
Sponsor fees	$386	$406	$753	$815
Total expenses	386	406	753	815
Net investment loss	(386)	(406)	(753)	(815)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	144	66	268	135
Gold bullion distributed for the redemption of Shares	10,034	5,865	16,308	10,102
Net realized gain (loss)	10,178	5,931	16,576	10,237
Net change in unrealized appreciation (depreciation)	(16,110)	84,042	77,869	59,757
Net realized and unrealized gain (loss)	(5,932)	89,973	94,445	69,994
Net increase (decrease) in net assets resulting from operations	$(6,318)	$89,567	$93,692	$69,179

Net increase (decrease) in net assets per share	$(0.19)	$1.90	$2.78	$1.44
Weighted average number of shares (in 000’s)	33,302	47,260	33,658	48,000

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2024, and 2023

Amounts in 000’s of US$	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

Net Assets – beginning of the period	$879,108	$883,520	$790,994	$935,811
Creations of 0, 550,000, 300,000 and 800,000 shares respectively	-	10,948	7,280	15,733
Redemptions of 1,000,000, 1,200,000, 1,800,000 and 3,150,000 shares respectively	(26,227)	(23,552)	(45,403)	(60,240)
Net investment income / (loss)	(386)	(406)	(753)	(815)
Net realized gain (loss) from gold bullion sold to pay expenses	144	66	268	135
Net realized gain (loss) from gold bullion distributed for redemptions	10,034	5,865	16,308	10,102
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(16,110)	84,042	77,869	59,757
Net Assets – end of period	$846,563	$960,483	$846,563	960,483

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2024, and 2023

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Net asset value per Share at beginning of period	$25.97	$18.50	$23.03	$18.92
Net investment income (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.19)	1.90	2.76	1.49
Net change in net assets from operations	(0.20)	1.89	2.74	1.47
Net asset value per Share at end of period	$25.77	$20.39	$25.77	$20.39

Market value per Share at end of period	$25.89	$20.39	$25.89	$20.39

Total return ratio, at net asset value(2)	(0.77)%	10.22%	11.90%	7.77%
Total return ratio, at market price	(0.31)%	11.54%	12.76%	7.26%

Net assets ($000’s)	$846,563	$960,483	$846,563	$960,483

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.95% and 100.00% of gold is allocated gold in the form of good delivery gold bars as of December 31, 2024 and 2023, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2024	Level 1	Level 2	Level 3
Investment in Gold	$846,691	$–	$–
Total	$846,691	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$791,131	$–	$–
Total	$791,131	$–	$–

There were no transfers between Level 1 and other Levels for the period ended December 31, 2024 and the fiscal year ended June 30, 2024.

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

As of period ended December 31, 2024, the fees payable to the Sponsor was $127,772. As of the fiscal year, ended June 30, 2024, the fees payable to the Sponsor were $137,175.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and 6 months ended December 31, 2024 and 2023.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024 and June 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, the 2024, 2023 and 2022 tax years remain open for examination.

2.6 Recently Issued Accounting Pronouncement

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust's prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment's performance and to make decisions for the Trust's single segment, is consistent with that presented within the Trust's financial statements.

3. Investment in Gold

Changes in ounces of gold and their respective values for the period ended December 31, 2024:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	339,410.178	791,131
Gold bullion contributed	2,963.142	7,280
Gold bullion distributed	(18,076.476)	(29,589)
Change in unrealized appreciation (depreciation)	-	77,869
Ending balance as of December 31, 2024	324,296.844	846,691

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2024:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	489,449.928	935,950
Gold bullion contributed	18,782.084	41,587
Gold bullion distributed	(168,821.834)	(274,487)
Change in unrealized appreciation (depreciation)	–	88,081
Ending balance as of June 30, 2024	339,410.178	791,131

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. On December 31, 2024 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended December 31, 2024

The Trust’s net asset value decreased from $879,107,605 on September 30, 2024 to $846,562,642 on December 31, 2024, a 3.7% decrease. The decrease in the Trust’s net asset value was due to a 0.73% decrease of gold price from $2,629.95 on September 30, 2024, to $2,610.85 on December 31, 2024, as well as a decrease in the number of shares outstanding from 33,850,000 to 32,850,000 over this period. The 1,000,000 shares decrease was a result of 20 redemption orders (50,000 shares per creation and redemption). There were no creation orders over the period considered.

The 0.77% decrease in the Trust’s net asset value per share, from $25.97 on September 30, 2024, to $25.77 on December 31, 2024, is directly related to the 0.73% decrease in the price of gold.

The Trust’s net asset value per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor’s fees, which were $385,908 for the quarter, or 0.044% of the Trust’s average weighted net assets of $875,387,291 during the quarter. The net asset value per share of $27.43 on October 30, 2024, was the highest during the quarter, compared with a low during the quarter of $25.35 on November 14, 2024.

The net decrease in net assets resulting from operations for the quarter ended December 31, 2024, was $6,318,476, resulting primarily from an unrealized loss on investment in gold bullion of $16,110,243, compensated a gain of $10,177,675 on metal sold to cover redemption orders and Sponsor’s fees but increased by the Sponsor’s fees of $385,908. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2024

The Trust’s net asset value increased from $790,994,009 on June 30, 2024, to $846,562,642 on December 31, 2024, a 7.0% increase. The increase in the Trust’s net asset value was the result of the positive change in gold price, which increased by 12.0% from $2,330.90 on June 30, 2024, to $2,610.85 on December 31, 2024. However, the Trusts’ net asset was negatively impacted by a reduction in the number of shares outstanding from 34,350,000 to 32,850,000, a 4.4% decrease. The 1,500,000 shares decrease was the net result of 6 creation orders and 36 redemption orders (50,000 shares per creation and redemption order).

The 11.9% increase in the Trust’s net asset value per share, from $23.03 on June 30, 2024, to $25.77 on December 31, 2024, is directly related to the 12.0% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $752,513 for the period, or 0.088% of the Trust’s average weighted net assets of $853,489,237 during the six-month period. The net asset value per share of $27.42 on October 30, 2024, was the highest during the period, compared with a low during the quarter of $25.35 on November 14, 2024.

The net increase in net assets resulting from operations for the 6 months period ending December 31, 2024, was $93,692,045, resulting from an unrealized gain on investment in gold bullion of $77,868,452, increased by a gain of $16,576,106 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $752,513. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2024: 20 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2024	6	300,000	0.00987448
November 2024	8	400,000	0.00987316
December 2024	6	300,000	0.00987124
Total	20	1,000,000	0.00987298

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: January 30, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: January 30, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

