Form 10-Q
period 2025-03-31
GraniteShares Gold Trust
filed 2025-05-08
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-285296

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

As of May 08, 2025, the Registrant had 34,800,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2025 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except share and per share data	March 31, 2025	June 30, 2024
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,042,070	$791,131
Total Assets	$1,042,070	$791,131

Liabilities
Fees payable to Sponsor	147	137
Total Liabilities	147	137
Net Assets	$1,041,923	$790,994

Shares issued and outstanding(2)	33,900,000	34,350,000
Net asset value per Share	$30.74	$23.03

(1)	Cost of investment in gold bullion: $571,936 and $554,189, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2025 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2025 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	334,522.411	$571,936	$1,042,070	100.01%
Total investment		$571,936	$1,042,070	100.01%
Liabilities in excess of other assets			$(147)	(0.01)%
Net assets			$1,041,923	100.00%

June 30, 2024	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	339,410.178	$554,189	$791,131	100.02%
Total investment		$554,189	$791,131	100.02%
Liabilities in excess of other assets			$(137)	(0.02)%
Net assets			$790,994	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2025 and 2024

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

Expenses
Sponsor fees	$403	$413	$1,156	$1,228
Total expenses	$403	$413	$1,156	$1,228
Net investment loss	$(403)	$(413)	$(1,156)	$(1,228)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	159	90	427	225
Gold bullion distributed for the redemption of Shares	9,991	5,009	26,299	15,111
Net realized gain (loss)	$10,150	$5,099	$26,726	$15,336
Net change in unrealized appreciation (depreciation)	$155,323	$63,245	$233,192	$123,002
Net realized and unrealized gain (loss)	$165,473	$68,344	$259,918	$138,338
Net increase (decrease) in net assets resulting from operations	$165,070	$67,931	$258,762	$137,110

Net increase (decrease) in net assets per share	$4.97	$1.47	$7.72	$2.89
Weighted average number of shares (in 000’s)	33,220	46,361	33,514	47,457

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2025 and 2024

Amounts in 000’s of US$	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

Net Assets – beginning of the period	$846,563	$960,483	$790,994	$935,811
Creations of 1,850,000, 0, 2,150,000, and 800,000 shares respectively	53,709	-	60,989	15,733
Redemptions of 800,000, 1,250,000, 2,600,000 and 4,400,000 shares respectively	(23,419)	(24,961)	(68,822)	(85,201)
Net investment loss	(403)	(413)	(1,156)	(1,228)
Net realized gain (loss) from gold bullion sold to pay expenses	159	90	427	225
Net realized gain (loss) from gold bullion distributed for redemptions	9,991	5,009	26,299	15,111
Net change in unrealized appreciation (depreciation) on investment in gold bullion	155,323	63,245	233,192	123,002
Net Assets – end of period	$1,041,923	$1,003,453	$1,041,923	$1,003,453

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2025 and 2024

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Net asset value per Share at beginning of period	$25.77	$20.39	$23.03	$18.92
Net investment loss (1)	(0.01)	(0.01)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	4.98	1.51	7.74	3.00
Net change in net assets from operations	4.97	1.50	7.71	2.97
Net asset value per Share at end of period	$30.74	$21.89	$30.74	$21.89
Marlet Value per Share at end of period	$30.84	$21.96	$30.84	$21.96

Total return ratio, at net asset value(2)	19.29%	7.36%	33.48%	15.70%
Total return ratio, at market price	19.12%	7.70%	34.32%	15.52%

Net assets ($000’s)	$1,041,923	$1,003,453	$1,041,923	$1,003,453

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.92% and 97.29% of gold is allocated gold in the form of good delivery gold bars as of March 31, 2025 and 2024, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
March 31, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,042,070	$–	$–
Total	$1,042,070	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$791,131	$–	$–
Total	$791,131	$–	$–

There were no transfers between Level 1 and other Levels for the period ended March 31, 2025, and the fiscal year ended June 30, 2024.

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

As of period ended March 31, 2025, the fees payable to the Sponsor was $147,293. As of the fiscal year, ended June 30, 2024, the fees payable to the Sponsor were $137,175.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2025 and 2024.

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

2.3 Gold Receivable and Payable

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2025 and June 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, the 2024, 2023, 2022 and 2021 tax years remain open for examination.

2.6 Recently Issued Accounting Pronouncement

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements.

3. Investment in Gold

Changes in ounces of gold and their respective values for the period ended March 31, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	339,410.178	791,131
Gold bullion contributed	21,218.357	60,989
Gold bullion distributed	(26,106.124)	(43,242)
Change in unrealized appreciation (depreciation)	-	233,192
Ending balance as of March 31, 2025	334,522.411	1,042,070

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2024:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	489,449.928	935,950
Gold bullion contributed	18,782.084	41,587
Gold bullion distributed	(168,821.834)	(274,487)
Change in unrealized appreciation (depreciation)	–	88,081
Ending balance as of June 30, 2024	339,410.178	791,131

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

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value increased from $846,562,642 on December 31, 2024 to $1,041,923,470 on March 31, 2025, a 23.08% increase. The increase in the Trust’s net asset value was due to a change in the price of gold, which increased 19.31% from $2,610.85 on December 31, 2024, to $3,115.10 on March 31, 2025. The increase in the Trust’s net asset value was also due to an increase in the Trust’s number of shares outstanding which changed from 32,850,000 in December 31, 2024 to 33,900,000 in March 31, 2025, or +3.2%, as a net result of 37 creation orders and 16 redemption orders (50,000 shares orders).

The 19.29% increase in the Trust’s net asset value per share, from $25.77 on December 31, 2024, to $30.74 on March 31, 2025, is related to the increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $403,252 for the quarter, or 0.043% of the Trust’s average weighted net assets of $935,047,174 during the quarter. The net asset value per share of $30.74 on March 31, 2025 was the highest during the quarter, compared with a low during the quarter of $25.99 on January 06, 2025.

Net increase in net assets resulting from operations for the quarter ending March 31, 2025, was $165,069,804, resulting from an unrealized gain on investment in gold bullion of $155,323,596 increased by a gain of $10,149,460 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $403,252. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2025

The Trust’s net asset value increased from $790,994,009 on June 30, 2024, to $1,041,923,470 on March 31, 2025, a 31.72% increase. The increase in the Trust’s net asset value was mainly caused by a 33.64% increase in gold price from $2,330.90 on June 30, 2024, to $3,115.10 on March 31, 2025. The positive impact of the gold price was negatively impacted the reduction in number of shares outstanding from 34,350,000 on June 30, 2024, to 33,900,000 on March 31, 2025, or -1.3%. The 450,000 shares decrease was the net result of 43 creations orders and 52 redemption orders (50,000 shares per creation and redemption order).

The 33.48% increase in the Trust’s net asset value per share, from $23.03 on June 30, 2024, to $30.74 on March 31, 2025 is directly related to the 33.64% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,155,765 for the period, or 0.131% of the Trust’s average weighted net assets of $880,278,341 during the nine-month period. The net asset value per share of $30.74 on March 31, 2025 was the highest during the period, compared with a low during the period of $23.01 on July 01, 2024.

The net increase in net assets resulting from operations for the 9 months period ending March 31, 2025 was $258,761,849, resulting from an unrealized gain on investment in gold bullion of $233,192,048, increased by a gain of $26,725,566 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,155,765. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed from Page 8 “Risk Factors” in our prospectus dated March 14, 2025, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-285296, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2025: 16 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2025	-	-	-
February 2025	-	-	-
March 2025	16	800,000	0.0098672
Total	16	800,000	0.0098672

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 08, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

