Form 10-K
period 2025-06-30
GraniteShares Gold Trust
filed 2025-08-11
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2025, as reported by the NYSE Arca, Inc. on that date: $1,113,024.

As of August 08, 2025, GraniteShares Gold Trust has 33,600,000 GraniteShares Gold Shares outstanding.

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

The Trust’s Shares at redeemable value increased from US$ 790,994,009 on June 30, 2024, to US$ 1,105,575,430 on June 30, 2025, the Trust’s fiscal year end. The Outstanding Shares in the Trust decreased from 34,350,000 Shares on June 30, 2024, to 34,100,000 Shares on June 30, 2025.

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

World Gold Supply and Demand (2014-2024)

The following table sets forth a summary of the world gold supply and demand from 2014 to 2024:

In tonnes(1)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Supply
Mine production	3,271.5	3,362.4	3,516.2	3,580.6	3,658.4	3,606.1	3,482.7	3,573.1	3,638.2	3,647.1	3,673.0
Net producer hedging	104.9	12.9	37.6	-25.5	-11.6	6.2	-36.6	-5.4	-6.5	69.4	-54.6
Recycled gold	1,129.6	1,067.1	1,232.1	1,112.4	1,131.7	1,275.7	1,293.1	1,135.8	1,136.3	1,234.4	1,369.3
Total supply	4,506.0	4,442.3	4,786.0	4,667.4	4,778.5	4,887.9	4,739.2	4,703.5	4,768.0	4,950.9	4,987.8

Demand
Fabrication
Jewellery	2,543.8	2,479.3	2,018.8	2,257.3	2,289.7	2,151.8	1,323.7	2,247.4	2,228.3	2,206.0	2,012.2
Technology	355.1	338.0	329.4	339.4	341.7	332.7	309.0	337.2	314.8	305.2	326.3
Investment	904.7	967.4	1,616.2	1,315.0	1,160.9	1,274.6	1,794.9	991.5	1,112.6	945.6	1,181.7
Central bank & other inst.	601.1	579.6	394.9	378.6	656.2	605.4	254.9	450.1	1,080.0	1,050.8	1,086.0
Gold demand
OTC and other	101.3	78.1	426.8	377.2	329.9	523.4	1,056.9	677.3	32.3	443.3	381.7
Total demand	4,506.0	4,442.3	4,786.0	4,667.4	4,778.5	4,887.9	4,739.2	4,703.5	4,768.0	4,950.9	4,987.8
LBMA Gold Price (US$/oz)	1,266.4	1,160.06	1,250.8	1,257.1	1,268.4	1,392.6	1,769.5	1798.6	1,800.0	1,940.54	2,386.2

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

Source: Gold Demand Trends 2025 Statistics, World Gold Council

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

The following chart illustrates the changes in the gold spot prices from July 2015 through June 2025:

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

The Sponsor’s Fee for the fiscal year ended June 30, 2025, was $1,639,442.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 240 Greenwich Street New York, NY 10286, United States. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2025.

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

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Carlton Fields, P.A., special United States federal income tax counsel to the Sponsor. The discussion below is based on the Code, Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Prospectus; no assurance can be given that future legislation, regulations, court decisions and/or administrative pronouncements will not significantly change applicable law and materially affect the conclusions expressed herein, and any such change, even though made after a Shareholder has invested in the Trust, could be applied retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. This discussion does not purport to be complete or to deal with all aspects of federal income taxation that may be relevant to an investor in light of its particular circumstances, including banks, thrift institutions and certain other financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, qualified pension and profit-sharing plans, individual retirement accounts (“IRAs”), certain other tax-deferred accounts, U.S. expatriates, persons whose “functional currency” is not the U.S. dollar, persons with “applicable financial statements” within the meaning of Section 451(b) of the Code, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Carlton Fields, P.A., special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. The opinion of Carlton Fields, P.A. represents only its best legal judgment and is not binding on the IRS or any court and does not preclude the IRS from taking a contrary position. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders and would require the Trust to forward tax information on Schedule K-1 to investors.

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

When the Trust sells gold, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the gold that was sold. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

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

Shareholders will be required to recognize the full amount of gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, or certain closely held corporations, however, may be subject to various limitations on their ability to use their allocable share of the Trust’s deductions and losses. For example, miscellaneous itemized deductions, including expenses for the production of income, are not currently deductible for taxable years beginning before January 1, 2026. Prospective Shareholders should consult their own tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstance.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code Section 851 should consult with their tax advisers concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act, may be considered an investment in the underlying gold for purposes of Code Section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851.

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

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the Plan’s governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the Plan’s investment and funding objectives, (4) the tax effects of the investment on the Plan (see, for example, “Investment by Retirement Plans” under “United States Federal Income Tax Consequences” above), and (5) whether the investment satisfies the exclusive purpose, prudence, and diversification requirements under ERISA or Other Law considering all relevant factors, including those discussed in this prospectus. In addition, ERISA and Code Section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes and other liabilities. Plans subject to Other Law may be subject to similar restrictions.

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

This registration statement on Form S-3 and Preliminary Prospectus, as well as any Prospectus, relating to the Trust do not constitute an undertaking to provide either individualized investment advice or impartial investment advice by the Sponsor and it is our intention to not act in a fiduciary capacity with respect to any Plan.

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

Following an investment in Shares, several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

-	Large sales, including those by the official sector (government, central banks and related institutions), which own a significant portion of the aggregate world holdings. If one or more of these institutions decides to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected.
-	A significant increase in gold hedging activity by gold producers either by selling gold forward or entering short positions on gold derivatives. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.
-	A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively impacting the price of the Shares. Attitudes towards gold could be influenced by:

○	Investors’ expectations regarding future inflation rates;
○	Currency exchange rate volatility;
○	Interest rate volatility; and
○	Unexpected political, economic, global or regional incidents.

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

Although the Sponsor has agreed to assume all organizational and certain ordinary expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $200,000 per annum. Any legal fees and expenses in excess of that amount will be the responsibility of the Trust.

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

An investment in the Trust is not intended as a complete investment plan. Because the Trust principally only holds physical gold, an investment in the Trust will in all likelihood be more volatile than an investment in a more broadly diversified portfolio. Accordingly, the NAV will likely be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. An investment in the Trust other than for specific purposes such as hedging should be viewed as speculative and is not intended as a complete investment program; therefore investors should review closely the objective and strategy, the investment and operating restrictions and the redemption provisions of the Trust as outlined herein and familiarize themselves with the risks associated with an investment in the Trust.

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

In the event that one or more Authorized Participants, particularly those that have substantial interests in Shares, withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

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

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the Commodity Exchange Act.

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

The Trust does not hold or trade in commodity futures contracts, “commodity interests”, or any other instruments regulated by the Commodity Exchange Act, as administered by the CFTC and the National Futures Association (the “NFA”). Furthermore, the Trust is not a commodity pool for purposes of the Commodity Exchange Act and the Shares are not “commodity interests”. Consequently, the Trustee and Sponsor are not subject to registration as commodity pool operators or commodity trading advisors with respect to the Trust or the Shares. The owners of Shares do not receive the Commodity Exchange Act disclosure document and certified annual report required to be delivered by a registered commodity pool operator or a commodity trading advisor with respect to the Trust, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

The obligations of the Custodian under the Custody Agreements are governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages. In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza. The conflict has escalated in the past year and Israel is fighting adversaries across the Middle East, including Hezbollah in Lebanon and the Houthis in Yemen and Iran. The responses of countries and political bodies to these events, the larger overarching tensions, Israel’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. On March 7, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners. The LBMA stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises such as the coronavirus pandemic (the “COVID-19 pandemic”).

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities.

Geopolitical events, including the conflict in the Middle East, the continuation of the war in Ukraine and other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Trust.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages. In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza. The conflict has escalated in the past year and Israel is fighting adversaries across the Middle East, including Hezbollah in Lebanon and the Houthis in Yemen and Iran. The responses of countries and political bodies to these events, the larger overarching tensions, Israel’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. On March 7, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners. The LBMA stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022, and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises such as the coronavirus pandemic (the “COVID-19 pandemic”).

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2025:

Fiscal Year Ended June 30, 2025: Quarter Ended

	High	Low
September 30, 2024	$26.40	$23.01
December 31, 2024	$27.51	$25.30
March 31, 2025	$30.84	$26.01
June 30, 2025	$33.87	$29.34

The number of outstanding Shares of the Trust as of August 08, 2025 was 33,600,000.

Fiscal Year Ended June 30, 2025: Monthly Share Price

The following table sets forth for the period considered, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2024	$24.38	$23.01
August 2024	$24.93	$23.55
September 2024	$26.40	$24.60
October 2024	$27.51	$25.76
November 2024	$27.51	$25.30
December 2024	$26.81	$25.58
January 2025	$27.65	$26.01
February 2025	$29.12	$27.81
March 2025	$30.84	$28.47
April 2025	$33.78	$29.34
May 2025	$33.76	$31.38
June 2025	$33.87	$32.26

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2025:

Month	Total number of Shares redeemed	Average ounces of gold per Share
July 2024	450,000	0.0098778
August 2024	350,000	0.0098774
September 2024	-	-
October 2024	300,000	0.0098745
November 2024	400,000	0.0098732
December 2024	300,000	0.0098712
January 2025	-	-
February 2025	-	-
March 2025	800,000	0.0086338
April 2025	-	-
May 2025	700,000	0.0098642
June 2025	-	-
Total	3,300,000	0.0095718

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2025	June 30, 2024	June 30, 2023
(Amounts in 000’s of US$, except per Share data)
Total assets	$1,105,737	$791,131	$935,950
Total gain / (loss) on gold	$37,161	$101,263	$18,333
Change in net assets from operations	$315,654	$187,672	$39,683
Weighted average number of Shares (in 000’s)	33,706	46,607	50,563
Net increase / (decrease) in net assets per Share	$9.36	$4.03	$0.78

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

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2025

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

June 30, 2025
(Amounts in 000’s of US$)
Investment in gold - cost	$588,663
Unrealized gain / (loss) on investment in gold	517,074
Investment in gold - fair value	$1,105,737

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2025 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2025
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$317,293
Change in net assets from operations	$315,654
Net increase (decrease) in net assets per share	$9.36

Fiscal year ended June 30, 2025

The Trust’s NAV increased from $790,994,009 on June 30, 2024, to $1,105,575,430 on June 30, 2025, a 39.77% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in gold price from $2,330.90 per ounce on June 30, 2024, to $3,287.45 on June 30, 2025, a 41.04% increase. The positive impact of the change in gold price was negatively affected by a reduction in the number of shares outstanding from 34,350,000 shares on June 30, 2024 to 34,100,000 shares on June 30, 2025 (a -0.73$% decrease) as a result of 3,050,000 shares (61 baskets) being created and 3,300,000 shares (66 baskets) being redeemed during that period.

The NAV per Share increased 40.77% from $23.03 on June 30, 2024, to $32.42 on June 30, 2025. During that period the gold price increased 41.04% from $2,330.90 on June 30, 2025, to $3,287.45 on June 30, 2025. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,639,442 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2025

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2024	December 31, 2024	March 30, 2025	June 30, 2025	June 30, 2025
Expenses
Sponsor’s Fee	$367	$386	$403	$483	$1,639
Total expenses	367	386	403	483	1,639
Net investment loss	(367)	(386)	(403)	(483)	(1,639)

Net realized and unrealized gains (losses)
Realized gain/(loss) on gold transferred to pay expenses	124	144	159	216	643
Realized gain/(loss) on gold distributed for the redemption of Shares	6,274	10,034	9,991	10,219	36,518
Change in unrealized gain / (loss) on investment in gold	93,979	(16,110)	155,323	46,940	280,132
Total gain / (loss) on gold	100,377	(5,932)	165,473	57,375	317,293

Change in net assets from operations	$100,010	$(6,318)	$165,070	$56,892	$315,654

Net increase / (decrease) in net assets per Share	$2.94	$(0.19)	$4.97	$1.64	$9.36

Weighted average number of Shares	34,015	33,302	33,220	34,285	33,706

Fiscal year ended June 30, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2023	December 31, 2023	March 30, 2024	June 30, 2024	June 30, 2024
EXPENSES
Sponsor’s Fee	$409	$406	$413	$444	$1,672
Total expenses	409	406	413	444	1,672
Net investment loss	(409)	(406)	(413)	(444)	(1,672)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	69	66	90	135	360
Realized gain/(loss) on gold distributed for the redemption of Shares	4,237	5,865	5,009	85,792	100,903
Change in unrealized gain / (loss) on investment in gold	(24,285)	84,042	63,245	(34,921)	88,081
Total gain / (loss) on gold	(19,979)	89,973	68,344	51,006	189,344

Change in net assets from operations	$(20,388)	$89,567	$67,931	$50,562	$187,672

Net increase / (decrease) in net assets per Share	$(0.42)	$1.90	$1.47	$1.08	$4.03

Weighted average number of Shares	48,739	47,260	46,361	44,037	46,607

Fiscal year ended June 30, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2022	December 31, 2022	March 30, 2023	June 30, 2023	June 30, 2023
EXPENSES
Sponsor’s Fee	$395	$378	$402	$427	$1,602
Total expenses	395	378	402	427	1,602
Net investment loss	(395)	(378)	(402)	(427)	(1,602)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	39	25	57	85	206
Realized gain/(loss) on gold distributed for the redemption of Shares	7,120	3,562	2,901	4,544	18,127
Change in unrealized gain / (loss) on investment in gold	(83,928)	66,572	78,727	(38,419)	22,952
Total gain / (loss) on gold	(76,769)	70,159	81,685	(33,790)	41,285

Change in net assets from operations	$(77,164)	$69,781	$81,283	$(34,217)	$39,683

Net increase / (decrease) in net assets per Share	$(1.48)	$1.39	$1.63	$(0.68)	$0.78

Weighted average number of Shares	52,225	50,136	49,901	49,969	50,563

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on Internal Control Over Financial Reporting

We have audited GraniteShares Gold Trust’s (the Trust) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investments, as of June 30, 2025 and 2024, and the related statements of operations, changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively referred to as the financial statements) of the Trust, and our report dated August 08, 2025 expressed an unqualified opinion.

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
August 08, 2025

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 46 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Product of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier previously was employed by KPMG in Paris as a senior consultant. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 50 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker LLP for the fiscal years ended June 30, 2025 and 2024 specifically:

	June 30, 2025	June 30, 2024

Audit fees – Tait, Weller & Baker	$30,000	$25,000

	$30,000	$25,000

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 08, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 08, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Gold Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of GraniteShares Gold Trust (the “Trust”), including the schedules of investments, as of June 30, 2025 and 2024, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2025 and 2024, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 08, 2025, expressed an unqualified opinion.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the June 30, 2025 schedule of investments and in Note 3, the fair value of the Trust’s investment in gold is $1,105,737,417, representing 100.01% of the Trust’s net assets, and 336,351.098 ounces of gold holdings. The investment in gold was held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of gold holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Custodian.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the comparison of the Trust’s records of gold held to the Custodian’s records and approval of gold deposits and withdrawals by the trustee of the Trust when baskets to create or redeem shares of the Trust are processed. We obtained a schedule directly from the Custodian of the Trust’s gold holdings held by the Custodian as of June 30, 2025. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also obtained the results of the physical count and brand purity of the Trust’s gold holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
August 08, 2025

GRANITESHARES GOLD TRUST

Statements of Assets and Liabilities

At June 30, 2025 and 2024

Amounts in 000’s of US$, except share and per share data	June 30, 2025	June 30, 2024
Assets
Investment in gold bullion, at fair value(1)	$1,105,737	$791,131
Total Assets	$1,105,737	$791,131
Liabilities
Fees payable to Sponsor	$162	$137
Total Liabilities	162	137
Net Assets	$1,105,575	$790,994
Shares issued and outstanding(2)	34,100,000	34,350,000
Net asset value per Share	$32.42	$23.03

(1)	Cost of investment in gold bullion: $588,663 and $554,189, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedules of Investments

At June 30, 2025 and 2024

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2025	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	336,351.098	$588,663	$1,105,737	100.01%
Total investment		$588,663	$1,105,737	100.01%
Liabilities in excess of other assets			$(162)	(0.01)%
Net assets			$1,105,575	100.00%

June 30, 2024	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	339,410.178	$554,189	$791,131	100.02%
Total investment		$554,189	$791,131	100.02%
Liabilities in excess of other assets			$(137)	(0.02)%
Net assets			$790,994	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Operations

For the years ended June 30, 2025, 2024 and 2023

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2025	Year Ended June 30, 2024	Year Ended June 30, 2023

Expenses
Sponsor fees	$1,639	$1,672	$1,602
Total expenses	1,639	1,672	1,602
Net investment loss	(1,639)	(1,672)	(1,602)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	643	360	206
Gold bullion distributed for the redemption of Shares	36,518	100,903	18,127
Net realized gain (loss)	37,161	101,263	18,333
Net change in unrealized appreciation (depreciation)	280,132	88,081	22,952
Net realized and unrealized gain (loss)	317,293	189,344	41,285
Net increase (decrease) in net assets resulting from operations	$315,654	$187,672	$39,683

Net increase (decrease) in net assets per share	$9.36	$4.03	$0.78
Weighted average number of shares (in 000’s)	33,706	46,607	50,563

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2025, 2024 and 2023

Amounts in 000’s of US$	Year Ended June 30, 2025	Year Ended June 30, 2024	Year Ended June 30, 2023
Net Assets – beginning of year	$790,994	$935,811	$996,127
Creations of 3,050,000, 1,900,000 and 4,100,000 shares respectively	90,052	41,587	75,035
Redemptions of (3,300,000), (17,000,000) and (9,950,000) respectively	(91,125)	(374,076)	(175,034)
Net investment (loss)	(1,639)	(1,672)	(1,602)
Net realized gain (loss) from gold bullion sold to pay expenses	643	360	206
Net realized gain (loss) from gold bullion distributed for redemptions	36,518	100,903	18,127
Net change in unrealized appreciation (depreciation) on investment in gold bullion	280,132	88,081	22,952
Net Assets – end of year	$1,105,575	$790,994	$935,811

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the years ended June 30, 2025, 2024 and 2023

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2025	Year Ended June 30, 2024	Year Ended June 30, 2023

Net asset value per Share at beginning of year	$23.03	$18.92	$18.01
Net investment income (loss)(1)	(0.05)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	9.44	4.15	0.94
Net change in net assets from operations	9.39	4.11	0.91
Net asset value per Share at end of year	$32.42	$23.03	$18.92

Market price per Share at end of year	$32.64	$22.96	$19.01

Total return ratio, at net asset value	40.77%	21.72%	5.05%
Total return ratio, at market price	42.16%	20.78%	6.12%

Net assets ($000’s)	$1,105,575	$790,994	$935,811

Ratio to average net assets
Net investment loss	(0.17)%	(0.17)%	(0.17)%
Expenses	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2025

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.98% and 99.96% of gold is allocated gold in the form of good delivery gold bars as of June 30, 2025 and 2024, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,105,737	$–	$–
Total	$1,105,737	$–	$–

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Gold	$791,131	$–	$–
Total	$791,131	$–	$–

There were no transfers between Level 1 and other Levels for the years ended June 30, 2025 and 2024.

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

As of June 30, 2025, the fees payable to the Sponsor were $161,986. As of June 30, 2024, the fees payable to the Sponsor were $137,175. The Sponsor’s Fee, for the year ended June 30, 2025 was $1,639,442 or 0.17% of the Trust’s assets on an annualized basis, $1,671,742 for the year ended June 30, 2024, or 0.17% of the Trust’s assets on an annualized basis, and $1,602,240 for the year ended June 30, 2023, or 0.17% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2025, 2024 and 2023.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 and June 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2025, 2024, 2023 and 2022 tax years remain open for examination.

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

3. Investment in Gold

Changes in ounces of gold and their respective values for the year ended June 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	339,410.178	$791,131
Gold bullion contributed	30,097.409	90,054
Gold bullion distributed	(33,156.489)	(55,580)
Change in unrealized appreciation (depreciation)	-	280,132
Ending balance as of June 30, 2025	336,351.098	$1,105,737

Changes in ounces of gold and their respective values for the year ended June 30, 2024:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	489,449.928	$935,950
Gold bullion contributed	18,782.084	41,587
Gold bullion distributed	(168,821.834)	(274,487)
Change in unrealized appreciation (depreciation)	–	88,081
Ending balance as of June 30, 2024	339,410.178	$791,131

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

