Form 10-Q
period 2025-09-30
GraniteShares Gold Trust
filed 2025-11-04
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 03, 2025, the Registrant had 34,700,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except share and per share data	September 30, 2025	June 30, 2025
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,286,089	$1,105,737
Total Assets	$1,286,089	$1,105,737

Liabilities
Fees payable to Sponsor	$175	$162
Total Liabilities	175	162
Net Assets	$1,285,914	$1,105,575

Shares issued and outstanding(2)	34,100,000	34,100,000
Net asset value per Share	$37.71	$32.42

(1)	Cost of investment in gold bullion: $597,346 and $588,663, respectively.
(2)	No par value, Unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2025 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	336,206.155	$597,346	$1,286,089	100.01%
Total investment		$597,346	$1,286,089	100.01%
Liabilities in excess of other assets			$(175)	(0.01)%
Net assets			$1,285,914	100.00%

June 30, 2025	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	336,351.098	$588,663	$1,105,737	100.01%
Total investment		$588,663	$1,105,737	100.01%
Liabilities in excess of other assets			$(162)	(0.01)%
Net assets			$1,105,575	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2025 and 2024

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Expenses
Sponsor fees	$508	$367
Total expenses	508	367
Net investment loss	(508)	(367)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	242	124
Gold bullion distributed for the redemption of Shares	8,036	6,274
Net realized gain (loss)	8,278	6,398
Net change in unrealized appreciation (depreciation)	171,669	93,979
Net realized and unrealized gain (loss)	179,947	100,377
Net increase (decrease) in net assets resulting from operations	$179,439	$100,010

Net increase (decrease) in net assets per share	$5.29	$2.94
Weighted average number of shares (in 000’s)	33,916	34,015

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2025 and 2024

Amounts in 000’s of US$	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Net Assets – beginning of the period	$1,105,575	$790,994
Creations of 500,000 and 300,000 shares respectively	17,564	7,280
Redemptions of (500,000) and (800,000) shares respectively	(16,664)	(19,176)
Net investment loss	(508)	(367)
Net realized gain (loss) from gold bullion sold to pay expenses	242	124
Net realized gain (loss) from gold bullion distributed for redemptions	8,036	6,274
Net change in unrealized appreciation (depreciation) on investment in gold bullion	171,669	93,979
Net Assets – end of period	$1,285,914	$879,108

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2025 and 2024

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Net asset value per Share at beginning of period	$32.42	$23.03
Net investment loss (1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	5.30	2.95
Net change in net assets from operations	5.29	2.94
Net asset value per Share at end of period	$37.71	$25.97
Market price per Share at end of period	$38.06	$25.97
Total return ratio, at net asset value (2)	16.32%	12.77%
Total return ratio, at market price(2)	16.61%	13.11%
Net assets ($000’s)	$1,285,914	$879,108

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.18)%
Expenses (3)	0.17%	0.18%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.94% and 99.94% of gold is allocated gold in the form of good delivery gold bars as of September 30, 2025 and 2024, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,286,089	$–	$–
Total	$1,286,089	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,105,737	$–	$–
Total	$1,105,737	$–	$–

There were no transfers between Level 1 and other Levels for the period ended September 30, 2025 and the year ended June 30, 2025.

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

As of September 30, 2025, the fees payable to the Sponsor were $175,769. As of the year ended June 30, 2025, the fees payable to the Sponsor were $161,986.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2025 and 2024.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, the 2025, 2024, 2023 and 2022 tax years remain open for examination.

2.6. Recently Issued Accounting Pronouncement

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

3. Investment in Gold

Changes in ounces of gold and their respective values for the period ended September 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	336,351.098	1,105,737
Gold bullion contributed	4,929.541	17,564
Gold bullion distributed	(5,074.484)	(8,881)
Change in unrealized appreciation (depreciation)	–	171,669
Ending balance as of September 30, 2025	336,206.155	1,286,089

Changes in ounces of gold and their respective values for the year ended June 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	339,410.178	791,131
Gold bullion contributed	30,097.409	90,054
Gold bullion distributed	(33,156.489)	(55,580)
Change in unrealized appreciation (depreciation)	–	280,132
Ending balance as of June 30, 2025	336,351.098	1,105,737

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. On September 30, 2025 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $1,105,575,430 on June 30, 2025 to $1,285,913,636 on September 30, 2025, a 16.31% increase. The Trust’s number of shares outstanding remained constant over the period at 34,100,000. The Trust’s net asset value was positively impacted by the change in the price of gold, which increased 16.36% from $3,287.45 on June 30, 2025 to $3,825.3 on September 30, 2025.

The 16.32% increase in the Trust’s net asset value per share, from $32.42 on June 30, 2025, to $37.71 on September 30, 2025 is directly related to the 16.36% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $508,370 for the quarter, or 0.1749% of the Trust’s average weighted net assets of $1,153,187,885 during the quarter. The net asset value per share of $37.73 on September 29, 2025, was the highest during the quarter, compared with a low during the quarter of $32.53 on July 31, 2025.

Net increase in net assets resulting from operations for the quarter ended September 30, 2025, was $179,439,028, resulting from an unrealized gain on investment in gold bullion of $171,669,572, increased by a gain of $8,277,826 on metal sold to cover redemption orders and Sponsor’s fees but decreased by the Sponsor’s fees of $508,370. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 8 “Risk Factors” in our prospectus dated March 14, 2025, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-285296, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2025: 10 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2025	-	-	-
August 2025	10	500,000	0.0098606
September 2025	-	-	-
Total	10	500,000	0.0098606

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 03, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 03, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

