Form 10-Q
period 2025-12-31
GraniteShares Gold Trust
filed 2026-02-04
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

250 Broadway, 24th Floor

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

As of February 04, 2026, the Registrant had 35,150,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except share and per share data	December 31, 2025	June 30, 2025
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,492,343	$1,105,737
Total Assets	$1,492,343	$1,105,737

Liabilities
Fees payable to Sponsor	222	162
Total Liabilities	222	162
Net Assets	$1,492,121	$1,105,575

Shares issued and outstanding(2)	35,150,000	34,100,000
Net asset value per Share	$42.45	$32.42

(1)	Cost of investment in gold bullion: $640,553 and $588,663, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2025 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	346,416.237	$640,553	$1,492,343	100.01%
Total investment		$640,553	$1,492,343	100.01%
Liabilities in excess of other assets			$(222)	(0.01)%
Net Assets			$1,492,121	100.00%

June 30, 2025	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	336,351.098	$588,663	$1,105,737	100.01%
Total investment		$588,663	$1,105,737	100.01%
Liabilities in excess of other assets			$(162)	(0.01)%
Net assets			$1,105,575	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and six months ended December 31, 2025 and 2024

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2025	Three Month Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024

Expenses
Sponsor fees	$627	$386	$1,135	$753
Total expenses	627	386	1,135	753
Net investment loss	(627)	(386)	(1,135)	(753)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	327	144	569	268
Gold bullion distributed for the redemption of Shares	-	10,034	8,036	16,308
Net realized gain (loss)	327	10,178	8,605	16,576
Net change in unrealized appreciation (depreciation)	163,047	(16,110)	334,716	77,869
Net realized and unrealized gain (loss)	163,374	(5,932)	343,321	94,445
Net increase (decrease) in net assets resulting from operations	$162,747	$(6,318)	$342,186	$93,692

Net increase (decrease) in net assets per share	$4.68	$(0.19)	$9.96	$2.78
Weighted average number of shares (in 000’s)	34,785	33,302	34,351	33,658

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2025, and 2024

Amounts in 000’s of US$	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024

Net Assets – beginning of the period	$1,285,914	$879,108	$1,105,575	$790,994
Creations of 1,050,000, 0, 1,550,000 and 300,000 shares respectively	43,460	-	61,025	7,280
Redemptions of 0, 1,000,000, 500,000 and 1,800,000 shares respectively	-	(26,227)	(16,665)	(45,403)
Net investment income / (loss)	(627)	(386)	(1,135)	(753)
Net realized gain (loss) from gold bullion sold to pay expenses	327	144	569	268
Net realized gain (loss) from gold bullion distributed for redemptions	-	10,034	8,036	16,308
Net change in unrealized appreciation (depreciation) on investment in gold bullion	163,047	(16,110	334,716	77,869
Net Assets – end of period	$1,492,121	$846,563	$1,492,121	$846,563

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2025, and 2024

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
Net asset value per Share at beginning of period	$37.71	$25.97	$32.42	$23.03
Net investment income (loss) (1)	(0.02)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold bullion	4.76	(0.19)	10.06	2.76
Net change in net assets from operations	4.74	(0.20)	10.03	2.74
Net asset value per Share at end of period	$42.45	$25.77	$42.45	$25.77

Market value per Share at end of period	$42.49	$25.89	$42.49	$25.89

Total return ratio, at net asset value (2)	12.57%	(0.77)%	30.94%	11.90%
Total return ratio, at market price (2)	11.64%	(0.31)%	30.18%	12.76%

Net assets ($000’s)	$1,492,121	$846,563	$1,492,121	$846,563

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.90% and 99.95% of gold is allocated gold in the form of good delivery gold bars as of December 31, 2025 and 2024, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,492,343	$–	$–
Total	$1,492,343	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,105,737	$–	$–
Total	$1,105,737	$–	$–

There were no transfers between Level 1 and other Levels for the period ended December 31, 2025, and the fiscal year ended June 30, 2025.

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

As of period ended December 31, 2025, the fees payable to the Sponsor was $222,334. As of the fiscal year, ended June 30, 2025, the fees payable to the Sponsor were $161,986.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the six months and 6 months ended December 31, 2025, and 2024.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025 and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, the 2025, 2024 and 2023 tax years remain open for examination.

2.6 Segment Reporting

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

2.7 Recently Issued Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which amends quantitative and qualitative income tax disclosure requirements in order to increase disclosure consistency, bifurcate income tax information by jurisdiction and remove information that is no longer beneficial. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Trust’s Management is evaluating the impacts of these changes on the Trust’s financial statements.

3. Investment in Gold

Changes in ounces of gold and their respective values for the period ended December 31, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	336,351.098	$1,105,737
Gold bullion contributed	15,279.064	61,024
Gold bullion distributed	(5,213.925)	(9,134)
Change in unrealized appreciation (depreciation)	-	334,716
Ending balance as of December 31, 2025	346,416.237	$1,492,343

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	339,410.178	$791,131
Gold bullion contributed	30,097.409	90,054
Gold bullion distributed	(33,156.489)	(55,580)
Change in unrealized appreciation (depreciation)	-	280,132
Ending balance as of June 30, 2025	336,351.098	$1,105,737

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

Results of Operations

The Quarter Ended December 31, 2025

The Trust’s net asset value increased from $1,285,913,636 on September 30, 2025, to $1,492,121,494 on December 31, 2025, a 16.0% increase. The increase in the Trust’s net asset value was due to a 12.6% increase in gold price from $3,825.30 on September 30, 2025, to $4,307.95 on December 31, 2025, as well as an increase in the number of shares outstanding from 34,100,000 to 35,150,000 over this period. The 1,050,000 shares increase was a result of 21 creation orders (50,000 shares per creation and redemption). There was no redemption order over the period considered.

The 12.57% increase in the Trust’s net asset value per share, from $37.71 on September 30, 2025, to $42.45 on December 31, 2025, is directly related to the 12.6% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $626,724 for the quarter, or 0.044% of the Trust’s average weighted net assets of $1,423,879,427 during the quarter. The net asset value per share of $44.16 on December 24, 2025, was the highest during the quarter, compared with a low during the quarter of $38.17 on October 01, 2025.

The net increase in net assets resulting from operations for the quarter ended December 31, 2025, was $162,747,321, resulting primarily from an unrealized gain on investment in gold bullion of $163,047,183, a gain of $326,862 on metal sold to cover the Sponsor’s fees but decreased by the Sponsor’s fees of $626,724. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2025

The Trust’s net asset value increased from $1,105,575,430 on June 30, 2025, to $1,492,121,494 on December 31, 2025, a 34.96% increase. The increase in the Trust’s net asset value was the result of (i) the positive change in gold price, which increased by 31.0% from $3,287.45 on June 30, 2025, to $4,307.95 on December 31, 2025, and (ii) an increase in the number of shares outstanding from 34,100,000 to 35,150,000. The 1,050,000 shares increase was the net result of 31 creation orders and 10 redemption orders (50,000 shares per creation and redemption order).

The 30.9% increase in the Trust’s net asset value per share, from $32.42 on June 30, 2025, to $42.45 on December 31, 2025, is directly related to the 31.0% increase in the price of gold.

The Trust’s net asset value per share increased slightly less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,135,094 for the period, or 0.088% of the Trust’s average weighted net assets of $1,289,512,405 during the six-month period. The net asset value per share of $44.16 on December 24, 2025, was the highest during the period, compared with a low during the period of $32.53 on July 31, 2025.

The net increase in net assets resulting from operations for the 6 months period ending December 31, 2025, was $342,186,349, resulting from an unrealized gain on investment in gold bullion of $334,716,755, increased by a gain of $8,604,688 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,135,094. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2025: 0 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
October 2025	-	-	-
November 2025	-	-	-
December 2025	-	-	-
Total	-	-	-

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: February 04, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 04, 2026	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

