Form 10-Q
period 2026-03-31
GraniteShares Gold Trust
filed 2026-05-08
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 08, 2026, the Registrant had 34,200,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2026 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except share and per share data	March 31, 2026	June 30, 2025
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,593,496	$1,105,737
Total Assets	$1,593,496	$1,105,737

Liabilities
Fees payable to Sponsor	253	162
Total Liabilities	253	162
Net Assets	$1,593,243	$1,105,575

Shares issued and outstanding(2)	35,100,000	34,100,000
Net asset value per Share	$45.39	$32.42

(1)	Cost of investment in gold bullion: $651,945 and $588,663, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2026 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2026 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	345,784.527	$651,945	$1,593,496	100.02%
Total investment		$651,945	$1,593,496	100.02%
Liabilities in excess of other assets			$(253)	(0.02)%
Net assets			$1,593,243	100.00%

June 30, 2025	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	336,351.098	$588,663	$1,105,737	100.01%
Total investment		$588,663	$1,105,737	100.01%
Liabilities in excess of other assets			$(162)	(0.01)%
Net assets			$1,105,575	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2026 and 2025

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Expenses
Sponsor fees	$729	$403	$1,864	$1,156
Total expenses	$729	$403	$1,864	$1,156
Net investment loss	$(729)	$(403)	$(1,864)	$(1,156)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	435	159	1,004	427
Gold bullion distributed for the redemption of Shares	11,875	9,991	19,911	26,299
Net realized gain (loss)	$12,310	$10,150	$20,915	$26,726
Net change in unrealized appreciation (depreciation)	$89,761	$155,323	$424,477	$233,192
Net realized and unrealized gain (loss)	$102,071	$165,473	$445,392	$259,918
Net increase (decrease) in net assets resulting from operations	$101,342	$165,070	$443,528	$258,762

Net increase (decrease) in net assets per share	$2.87	$4.97	$12.79	$7.72
Weighted average number of shares (in 000’s)	35,333	33,220	34,673	33,514

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2026 and 2025

Amounts in 000’s of US$	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025

Net Assets – beginning of the period	$1,492,121	$846,563	$1,105,575	$790,994
Creations of 400,000, 1,850,000, 1,950,000, and 2,150,000 shares respectively	20,012	53,709	81,037	60,989
Redemptions of 450,000, 800,000, 950,000 and 2,600,000 shares respectively	(20,232)	(23,419)	(36,897)	(68,822)
Net investment loss	(729)	(403)	(1,864)	(1,156)
Net realized gain (loss) from gold bullion sold to pay expenses	435	159	1,004	427
Net realized gain (loss) from gold bullion distributed for redemptions	11,875	9,991	19,911	26,299
Net change in unrealized appreciation (depreciation) on investment in gold bullion	89,761	155,323	424,477	233,192
Net Assets – end of period	$1,593,243	$1,041,923	$1,593,243	$1,041,923

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2026 and 2025

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Net asset value per Share at beginning of period	$42.45	$25.77	$32.42	$23.03
Net investment loss (1)	(0.02)	(0.01)	(0.05)	(0.03)
Net realized and unrealized gain (loss) on investment in gold bullion	2.96	4.98	13.02	7.74
Net change in net assets from operations	2.94	4.97	12.97	7.71
Net asset value per Share at end of period	$45.39	$30.74	$45.39	$30.74
Marlet Value per Share at end of period	$46.13	$30.84	$46.13	$30.84

Total return ratio, at net asset value(2)	6.93%	19.29%	40.01%	33.48%
Total return ratio, at market price	8.57%	19.12%	41.33%	34.32%

Net assets ($000’s)	$1,593,243	$1,041,923	$1,593,243	$1,041,923

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.98% and 99.92% of gold is allocated gold in the form of good delivery gold bars as of March 31, 2026 and 2025, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
May 31, 2026	Level 1	Level 2	Level 3
Investment in Gold	$1,593,496	$–	$–
Total	$1,593,496	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,105,737	$–	$–
Total	$1,105,737	$–	$–

There were no transfers between Level 1 and other Levels for the period ended March 31, 2026, and the fiscal year ended June 30, 2025.

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

As of period ended March 31, 2026, the fees payable to the Sponsor was $253,379. As of the fiscal year ended June 30, 2025, the fees payable to the Sponsor were $161,986.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2026 and 2025.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2026 and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, the 2025, 2024, 2023 and 2022 tax years remain open for examination.

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

2.7 Recently Adopted Accounting Pronouncement

The Trust adopted the FASB Accounting Standards Update 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosure requirements and modifies or eliminates certain existing disclosure provisions.  The amendments in this ASU are intended to address investor requests for more transparency about income tax information and to improve the effectiveness of income tax disclosures.  The Trust’s adoption of ASU 2023-09 did not have a material impact on the Trust’s financial statements.

3. Investment in Gold

Changes in ounces of gold and their respective values for the period ended March 31, 2026:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	336,351.098	$1,105,737
Gold bullion contributed	19,219.952	81,036
Gold bullion distributed	(9,786.523)	(17,754)
Change in unrealized appreciation (depreciation)	-	424,477
Ending balance as of March 31, 2026	345,784.527	$1,593,496

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	339,410.178	$791,131
Gold bullion contributed	30,097.409	90,054
Gold bullion distributed	(33,156.489)	(55,580)
Change in unrealized appreciation (depreciation)	-	280,132
Ending balance as of June 30, 2025	336,351.098	$1,105,737

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2025 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s net asset value increased from $1,492,121,494 on December 31, 2025 to $1,593,242,746 on March 31, 2025, a 6.8% increase. The increase in the Trust’s net asset value was due to a change in the price of gold, which increased 6.97% from $4,307.95 on December 31, 2025, to $4,608.35 on March 31, 2026. The Trust’s net asset value was negatively impacted by the decrease in the Trust’s number of shares outstanding which changed from 35,150,000 on December 31, 2025 to 35,100,000 on March 31, 2026, or 0.1%, as a net result of 8 creation orders and 9 redemption orders (50,000 shares orders).

The 6.93% increase in the Trust’s net asset value per share, from $42.45 on December 31, 2025, to $45.39 on March 31, 2026, is related to the increase in the price of gold.

The Trust’s net asset value per share increased less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $728,496 for the quarter, or 0.043% of the Trust’s average weighted net assets of $1,690,316,820 during the quarter. The net asset value per share of $53.25 on January 29, 2026 was the highest during the quarter, compared with a low during the quarter of $42.89 on January 02, 2026.

Net increase in net assets resulting from operations for the quarter ending March 31, 2026, was $101,342,616, resulting from an unrealized gain on investment in gold bullion of $89,760,616 increased by a gain of $12,310,496 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $728,496. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2026

The Trust’s net asset value increased from $1,105,575,430 on June 30, 2025, to $1,593,242,746 on March 31, 2026, a 44.11% increase. The increase in the Trust’s net asset value was mainly caused by a 40.18% increase in gold price from $3,287.45 on June 30, 2025, to $4,608.35 on March 31, 2026. The Trust’s net asset value was also positively impacted by an increase in the number of shares outstanding from 34,100,000 on June 30, 2025, to 35,100,000 on March 31, 2026, or +2.9%. The 1,000,000 shares increase was the net result of 39 creation orders and 19 redemption orders (50,000 shares per creation and redemption order).

The 40.01% increase in the Trust’s net asset value per share, from $32.42 on June 30, 2025, to $45.39 on March 31, 2026 is directly related to the 40.18% increase in the price of gold.

The Trust’s net asset value per share increased less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $1,863,590 for the period, or 0.131% of the Trust’s average weighted net assets of $1,421,163,490 during the nine-month period. The net asset value per share of $53.25 on January 29, 2026 was the highest during the period, compared with a low during the period of $32.53 on July 31, 2025.

The net increase in net assets resulting from operations for the 9 months period ending March 31, 2026 was $443,528,965, resulting from an unrealized gain on investment in gold bullion of $424,477,371, increased by a gain of $20,915,184 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $1,863,590. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2026: 9 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
January 2026	-	-	-
February 2026	-	-	-
March 2026	9	450,000	0.0098501
Total	9	450,000	0.0098501

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: May 08, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2026	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

