Form 10-K
period 2026-06-30
GraniteShares Gold Trust
filed 2026-08-13
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38195

GRANITESHARES GOLD TRUST

(Exact name of registrant as specified in its charter)

New York	82-6393903
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o GRANITESHARES LLC 250 Broadway – 24th floor New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646) 876 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
GraniteShares Gold Shares	NYSE Arca

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2026, as reported by the NYSE Arca, Inc. on that date: $1,330,184,500.

As of August 13, 2026, GraniteShares Gold Trust has 33,050,000 GraniteShares Gold Shares outstanding.

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

The Trust’s Shares at redeemable value increased from US$ 1,105,575,430 on June 30, 2025, to US$ 1,333,805,586 on June 30, 2026, the Trust’s fiscal year end. The Outstanding Shares in the Trust decreased from 34,100,000 Shares on June 30, 2025, to 33,650,000 Shares on June 30, 2026.

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

World Gold Supply and Demand (2015-2025)

The following table sets forth a summary of the world gold supply and demand from 2015 to 2025:

In Tonnes	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Supply
Mine Production	3,358.9	3,558.6	3,646.2	3,718.7	3,658.0	3,495.5	3,615.2	3,702.7	3,710.1	3,742.5	3,814.6
Net Producer Hedging	12.9	37.6	-25.5	-11.6	6.2	-36.6	-5.4	-6.5	69.4	-53.8	-74.2
Recycled gold	1,067.1	1,232.1	1,112.4	1,131.7	1,275.7	1,293.1	1,135.8	1,136.1	1,233.6	1,365.3	1,403.4
Total supply	4,438.9	4,828.4	4,733.0	4,838.8	4,939.8	4,751.9	4,745.6	4,832.2	5,013.1	5,054.0	5,143.8

Demand
Jewelry	2,479.3	2,023.2	2,267.3	2,297.5	2,162.2	1,331.8	2,252.4	2,208.4	2,208.2	2,026.6	1,648.1
Technology	338.0	329.4	339.4	341.7	332.7	309.0	337.2	314.8	305.2	326.2	322.9
Investment	963.5	1,622.1	1,321.9	1,167.1	1,281.8	1,807.7	1,011.8	1,134.7	960.4	1,205.6	2,204.0
Central bank & other inst.	579.6	394.9	378.6	656.2	605.4	254.9	450.1	1,080.0	1,050.8	1,092.4	850.1

Gold Demand
OTC and other	78.6	458.9	425.8	376.2	557.7	1,048.5	694.1	94.4	488.6	403.2	118.6
Total demand	4,360.3	4,369.5	4,307.2	4,462.6	4,382.1	3,703.4	4,051.5	4,737.8	4,524.6	4,650.8	5,025.2
LBMA Gold Price (US$/oz)	1,160.1	1,250.8	1,257.1	1,268.5	1,392.6	1,769.6	1,798.6	1,800.1	1,940.5	2,386.2	3,431.5

Note:	Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

(1)	“Tonne” refers to one metric ton. This is equivalent to 1,000 kilograms or 32,150.7465 troy ounces.

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

The following chart illustrates the changes in the gold spot prices from July 2016 through July 2026:

Source: World Gold Council

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

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following expenses incurred by the Trust: The Trustee’s Fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, the Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $200,000 per annum in legal fees and expenses.

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

The Sponsor’s Fee for the fiscal year ended June 30, 2026, was $2,534,557.

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

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on January 6, 2017. The Sponsor’s office is located at 250 Broadway Fl 24, New York, New York 10007. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, GraniteShares, Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor has agreed to assume the organizational expenses of the Trust and the following expenses incurred by the Trust: The Trustee’s monthly fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $200,000 per annum in legal fees and expenses.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 240 Greenwich Street New York, NY 10286, United States. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2026.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Carlton Fields, P.A., special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. The opinion of Carlton Fields, P.A. represents only its best legal judgment and is not binding on the IRS or any court and does not preclude the IRS from taking a contrary position. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion, and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders and would require the Trust to forward tax information on Schedule K-1 to investors.

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

The amount of gold represented by each Share will decrease over the life of the Trust due to the sales of gold necessary to pay the Sponsor’s Fee and Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline, and you will lose money on your investment in Shares.

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

From time-to-time subcustodians may be employed by the Custodian to provide temporary custody and safekeeping of the Trust’s gold. The obligations of any subcustodian of the Trust’s gold are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its gold custodied with subcustodians.

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

Beginning on February 28, 2026, the United States and Israel launched airstrikes against Iran, including strikes that killed Iran’s Supreme Leader and other senior officials. Iran responded with military strikes against Israel, US military installations, and US-allied states in the region, and moved to disrupt shipping through the Strait of Hormuz, a critical corridor for global energy trade. Ceasefire deals have been intermittently in place, but hostilities have continued since, including sustained US strikes on Iranian military and infrastructure targets, retaliatory strikes by Iran and allied militias against US and partner-country installations across the region, and a blockade declared by Yemen’s Houthi movement against Saudi Arabia. The International Energy Agency has characterized the resulting disruption to oil markets as among the most severe in the industry’s history. The conflict’s effect on broader financial markets, and its potential to widen further or draw in additional regional and global actors, could increase volatility in the price of gold and the price of the Shares. As with the conflicts in the Middle East and Ukraine described above, sanctions, shipping and logistics disruptions, and broader economic fallout stemming from the conflict could affect the gold market and, in turn, the Trust.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

We maintain, routinely review and evaluate our information technology and cybersecurity policies, practices and procedures (our “Cybersecurity Program”). The Cybersecurity Program has various policies and procedures, including an Information and Cybersecurity Policy and Business Continuity/Disaster Recovery Plan.

Management’s Role in Cybersecurity Risk Management

As part of our overall risk management process, our management engages in a risk management review and evaluation, during which management reviews the principal risks relating to our business and operations. Included in this process is a review and evaluation of our risks relating to our Cybersecurity Program.

Oversight of Cybersecurity Risks

The management as a whole has responsibility for the Trust’s risk oversight. The oversight responsibility of the management is enabled by reporting processes that are designed to provide visibility to the management about the identification, assessment and management of critical risks and management’s risk mitigation strategies.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on August 24, 2017 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol BAR since its initial public offering on August 31, 2017. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2026:

Fiscal Year Ended June 30, 2026: Quarter Ended

	High	Low
September 30, 2025	$38.06	$32.23
December 31, 2025	$44.66	$38.00
March 31, 2026	$53.16	$42.67
June 30, 2026	$47.80	$39.26

The number of outstanding Shares of the Trust as of August 13, 2026, was 33,050,000.

Fiscal Year Ended June 30, 2026: Monthly Share Price

The following table sets forth for the period considered, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2025	$33.85	$32.23
August 2025	$34.07	$32.70
September 2025	$38.06	$34.89
October 2025	$43.17	$38.00
November 2025	$41.55	$38.83
December 2025	$44.66	$41.31
January 2026	$53.16	$42.67
February 2026	$51.86	$45.85
March 2026	$52.53	$42.96
April 2026	$47.80	$44.78
May 2026	$46.63	$43.81
June 2026	$44.19	$39.26

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2026:

Month	Total number of Shares redeemed	Average ounces of gold per Share
July 2025	-	-
August 2025	500,000	0.0098606
September 2025	-	-
October 2025	-	-
November 2025	-	-
December 2025	-	-
January 2026	-	-
February 2026	-	-
March 2026	450,000	0.0098501
April 2026	-	-
May 2026	900,000	0.0098483
June 2026	550,000	0.0098454
Total	2,400,000	0.0098505

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2026	June 30, 2025	June 30, 2024
(Amounts in 000’s of US$, except per Share data)
Total assets	$1,334,011	$1,105,737	$791,131
Total gain / (loss) on gold	$249,444	$317,292	$189,344
Change in net assets from operations	$246,909	$315,654	$187,672
Weighted average number of Shares (in 000’s)	34,634	33,706	46,607
Net increase / (decrease) in net assets per Share	$7.13	$9.36	$4.03

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

NAV per Share(1) vs. 1/100th gold price from August 30, 2017 to June 30, 2026

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

June 30, 2026
(Amounts in 000’s of US$)
Investment in gold - cost	$624,721
Unrealized gain / (loss) on investment in gold	709,290
Investment in gold - fair value	$1,334,011

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the gold and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2026 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2026
(Amounts in 000’s of US$ except per share data)
Total gain / (loss) on gold	$249,444
Change in net assets from operations	$246,909
Net increase (decrease) in net assets per share	$7.13

Fiscal year ended June 30, 2026

The Trust’s NAV increased from $1,105,575,430 on June 30, 2025, to $1,333,805,586 on June 30, 2026, a 20.64% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in gold price from $3,287.45 per ounce on June 30, 2025, to $4,026.05 on June 30, 2026, a 22.47% increase. The positive impact of the change in gold price was negatively affected by a reduction in the number of shares outstanding from 34,100,000 shares on June 30, 2025 to 33,650,000 shares on June 30, 2026 (a -1.32% decrease) as a result of 1,950,000 shares (39 baskets) being created and 2,400,000 shares (48 baskets) being redeemed during that period.

The NAV per Share increased 22.27% from $32.42 on June 30, 2025, to $39.64 on June 30, 2026. During that period the gold price increased 22.47% from $3,287.45 on June 30, 2025, to $4,026.05 on June 30, 2026. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $2,534,557 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2025

The Trust’s NAV increased from $790,994,009 on June 30, 2024, to $1,105,575,430 on June 30, 2025, a 39.77% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in gold price from $2,330.90 per ounce on June 30, 2024, to $3,287.45 on June 30, 2025, a 41.04% increase. The positive impact of the change in gold price was negatively affected by a reduction in the number of shares outstanding from 34,350,000 shares on June 30, 2024 to 34,100,000 shares on June 30, 2025 (a -0.73% decrease) as a result of 3,050,000 shares (61 baskets) being created and 3,300,000 shares (66 baskets) being redeemed during that period.

The NAV per Share increased 40.77% from $23.03 on June 30, 2024, to $32.42 on June 30, 2025. During that period the gold price increased 41.04% from $2,330.90 on June 30, 2024, to $3,287.45 on June 30, 2025. The Trust’s NAV per Share increased slightly less than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $1,639,442 for the fiscal year, or 0.1749% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2026

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2025	December 31, 2025	March 30, 2026	June 30, 2026	June 30, 2026
Expenses
Sponsor’s Fee	$508	$627	$729	$671	$2,535
Total expenses	508	627	729	671	2,535
Net investment loss	(508)	(627)	(729)	(671)	(2,535)

Net realized and unrealized gains (losses)
Realized gain/(loss) on gold transferred to pay expenses	242	327	435	415	1,419
Realized gain/(loss) on gold distributed for the redemption of Shares	8,036	-	11,875	35,897	55,808
Change in unrealized gain / (loss) on investment in gold	171,669	163,047	89,761	(232,260)	192,217
Total gain / (loss) on gold	179,947	163,374	102,071	(195,948)	249,444

Change in net assets from operations	$179,439	$162,747	$101,342	$(196,619)	$246,909

Net increase / (decrease) in net assets per Share	$5.29	$4.68	$2.87	$(5.70)	$7.13

Weighted average number of Shares	33,916	34,785	35,333	34,515	34,634

Fiscal year ended June 30, 2025

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2024	December 31, 2024	March 30, 2025	June 30, 2025	June 30, 2025
EXPENSES
Sponsor’s Fee	$367	$386	$403	$483	$1,639
Total expenses	367	386	403	483	1,639
Net investment loss	(367)	(386)	(403)	(483)	(1,639)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	124	144	159	216	643
Realized gain/(loss) on gold distributed for the redemption of Shares	6,274	10,034	9,991	10,219	36,518
Change in unrealized gain / (loss) on investment in gold	93,979	(16,110)	155,323	46,940	280,132
Total gain / (loss) on gold	100,377	(5,932)	165,473	57,375	317,293

Change in net assets from operations	$100,010	$(6,318)	$165,070	$56,892	$315,654

Net increase / (decrease) in net assets per Share	$2.94	$(0.19)	$4.97	$1.64	$9.36

Weighted average number of Shares	34,015	33,302	33,220	34,285	33,706

Fiscal year ended June 30, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2023	December 31, 2023	March 30, 2024	June 30, 2024	June 30, 2024
EXPENSES
Sponsor’s Fee	$409	$406	$413	$444	$1,672
Total expenses	409	406	413	444	1,672
Net investment loss	(409)	(406)	(413)	(444)	(1,672)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on gold transferred to pay expenses	69	66	90	135	360
Realized gain/(loss) on gold distributed for the redemption of Shares	4,237	5,865	5,009	85,792	100,903
Change in unrealized gain / (loss) on investment in gold	(24,285)	84,042	63,245	(34,921)	88,081
Total gain / (loss) on gold	(19,979)	89,973	68,344	51,006	189,344

Change in net assets from operations	$(20,388)	$89,567	$67,931	$50,562	$187,672

Net increase / (decrease) in net assets per Share	$(0.42)	$1.90	$1.47	$1.08	$4.03

Weighted average number of Shares	48,739	47,260	46,361	44,037	46,607

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of GraniteShares Gold Trust

Opinion on Internal Control Over Financial Reporting

We have audited GraniteShares Gold Trust’s (the Trust) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities, including the schedules of investments, as of June 30, 2026 and 2025, and the related statements of operations, changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively referred to as the financial statements) of the Trust, and our report dated August 13, 2026 expressed an unqualified opinion.

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

TAIT, WELLER & BAKER LLP Philadelphia, Pennsylvania August 13, 2026

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 47 years old.

Benoit Autier served as the Chief Accounting Officer (“CAO”) and Head of Product of the Sponsor from the fund’s inception on January 6, 2017 until June 1, 2026. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier previously was employed by KPMG in Paris as a senior consultant. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 51 years old.

Brandon DallAcqua assumed the role of Chief Accounting Officer (“CAO”) effective June 1, 2026. Mr. DallAcqua also serves as the Chief Financial Officer for GraniteShares Inc and its subsidiary companies. Previously he was the Vice President of Finance for Tidal Financial Group and Toroso Investments, in addition to CFO roles in other industries. Mr. DallAcqua holds a Bachelors degree in Finance and International Business from Northeastern University. Mr. DallAcqua is 42 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker LLP for the fiscal years ended June 30, 2026 and 2025 specifically:

	June 30, 2026	June 30, 2025

Audit fees – Tait, Weller & Baker	$30,000	$30,000

	$30,000	$30,000

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: August 13, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 13, 2026	/s/ Brandon DallAcqua
Brandon DallAcqua *
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES GOLD TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of GraniteShares Gold Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of GraniteShares Gold Trust (the “Trust”), including the schedules of investments, as of June 30, 2026 and 2025, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2026 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2026 and 2025, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Trust’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 13, 2026, expressed an unqualified opinion.

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

Evaluation of the evidence pertaining to the existence of the gold holdings

As disclosed in the June 30, 2026 schedule of investments and in Note 3, the fair value of the Trust’s investment in gold is $1,334,011,158, representing 100.02% of the Trust’s net assets, and 331,344.906 ounces of gold holdings. The investment in gold was held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the gold holdings as a critical audit matter. Given the nature and volume of gold holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of gold held by the Custodian.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over the comparison of the Trust’s records of gold held to the Custodian’s records and approval of gold deposits and withdrawals by the trustee of the Trust when baskets to create or redeem shares of the Trust are processed. We obtained a schedule directly from the Custodian of the Trust’s gold holdings held by the Custodian as of June 30, 2026. We compared the total ounces on such schedule to the Trust’s record of gold holdings. We also obtained the results of the physical count and brand purity of the Trust’s gold holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP Philadelphia, Pennsylvania August 13, 2026

GRANITESHARES GOLD TRUST

Statements of Assets and Liabilities

At June 30, 2026 and 2025

Amounts in 000’s of US$, except share and per share data	June 30, 2026	June 30, 2025
Assets
Investment in gold bullion, at fair value(1)	$1,334,011	$1,105,737
Total Assets	$1,334,011	$1,105,737
Liabilities
Fees payable to Sponsor	$205	$162
Total Liabilities	205	162
Net Assets	$1,333,806	$1,105,575
Shares issued and outstanding(2)	33,650,000	34,100,000
Net asset value per Share	$39.64	$32.42

(1)	Cost of investment in gold bullion: $624,721 and $588,663, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Schedules of Investments

At June 30, 2026 and 2025

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2026	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	331,344.906	$624,721	$1,334,011	100.02%
Total investment		$624,721	$1,334,011	100.02%
Liabilities in excess of other assets			$(205)	(0.02)%
Net assets			$1,333,806	100.00%

June 30, 2025	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	336,351.098	$588,663	$1,105,737	100.01%
Total investment		$588,663	$1,105,737	100.01%
Liabilities in excess of other assets			$(162)	(0.01)%
Net assets			$1,105,575	100.00%

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Operations

For the years ended June 30, 2026, 2025 and 2024

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2026	Year Ended June 30, 2025	Year Ended June 30, 2024

Expenses
Sponsor fees	$2,535	$1,639	$1,672
Total expenses	2,535	1,639	1,672
Net investment loss	(2,535)	(1,639)	(1,672)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	1,419	643	360
Gold bullion distributed for the redemption of Shares	55,808	36,518	100,903
Net realized gain (loss)	57,227	37,161	101,263
Net change in unrealized appreciation (depreciation)	192,217	280,132	88,081
Net realized and unrealized gain (loss)	249,444	317,293	189,344
Net increase (decrease) in net assets resulting from operations	$246,909	$315,654	$187,672

Net increase (decrease) in net assets per share	$7.13	$9.36	$4.03
Weighted average number of shares (in 000’s)	34,634	33,706	46,607

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2026, 2025 and 2024

Amounts in 000’s of US$	Year Ended June 30, 2026	Year Ended June 30, 2025	Year Ended June 30, 2024
Net Assets – beginning of year	$1,105,575	$790,994	$935,811
Creations of 1,950,000, 3,050,000, and 1,900,000 shares respectively	81,036	90,052	41,587
Redemptions of (2,400,000), (3,300,000), and (17,000,000) respectively	(99,714)	(91,125)	(374,076)
Net investment (loss)	(2,535)	(1,639)	(1,672)
Net realized gain (loss) from gold bullion sold to pay expenses	1,419	643	360
Net realized gain (loss) from gold bullion distributed for redemptions	55,808	36,518	100,903
Net change in unrealized appreciation (depreciation) on investment in gold bullion	192,217	280,132	88,081
Net Assets – end of year	$1,333,806	$1,105,575	$790,994

See Notes to the Financial Statements

GRANITESHARES GOLD TRUST

Financial Highlights

For the years ended June 30, 2026, 2025 and 2024

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2026	Year Ended June 30, 2025	Year Ended June 30, 2024

Net asset value per Share at beginning of year	$32.42	$23.03	$18.92
Net investment (loss)(1)	(0.07)	(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold bullion	7.29	9.44	4.15
Net change in net assets from operations	7.22	9.39	4.11
Net asset value per Share at end of year	$39.64	$32.42	$23.03

Market price per Share at end of year	$39.53	$32.64	$22.96

Total return ratio, at net asset value	22.27%	40.77%	21.72%
Total return ratio, at market price	21.11%	42.16%	20.78%

Net assets ($000’s)	$1,333,806	$1,105,575	$790,994

Ratio to average net assets
Net investment loss	(0.17)%	(0.17)%	(0.17)%
Expenses	0.17%	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2026

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

Gold is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.89% and 99.98% of gold is allocated gold in the form of good delivery gold bars as of June 30, 2026 and 2025, respectively. A current list of all gold held by the Custodian is available on the sponsor’s website. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) PM Gold Price. If there is no LBMA Gold Price PM on any day, the Trustee is authorized to use the most recently announced LBMA Gold Price AM unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for evaluation.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2026	Level 1	Level 2	Level 3
Investment in Gold	$1,334,011	$–	$–
Total	$1,334,011	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Gold	$1,105,737	$–	$–
Total	$1,105,737	$–	$–

There were no transfers between Level 1 and other Levels for the years ended June 30, 2026 and 2025.

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

As of June 30, 2026, the fees payable to the Sponsor were $205,572. As of June 30, 2025, the fees payable to the Sponsor were $161,986. The Sponsor’s Fee, for the year ended June 30, 2026 was $2,534,557 or 0.17% of the Trust’s assets on an annualized basis, $1,639,422 for the year ended June 30, 2025, or 0.17% of the Trust’s assets on an annualized basis, and $1,671,742 for the year ended June 30, 2024, or 0.17% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2026, 2025 and 2024.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026 and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, the 2025, 2024 and 2023 tax years remain open for examination.

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

3. Investment in Gold

Changes in ounces of gold and their respective values for the year ended June 30, 2026:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	336,351.098	$1,105,737
Gold bullion contributed	19,219.952	81,036
Gold bullion distributed	(24,226.144)	(44,979)
Change in unrealized appreciation (depreciation)	–	192,217
Ending balance as of June 30, 2026	331,344.906	$1,334,011

Changes in ounces of gold and their respective values for the year ended June 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	339,410.178	$791,131
Gold bullion contributed	30,097.409	90,054
Gold bullion distributed	(33,156.489)	(55,580)
Change in unrealized appreciation (depreciation)	–	280,132
Ending balance as of June 30, 2025	336,351.098	$1,105,737

4. Related parties – Sponsor and Trustee

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and out-of-pocket expenses, the custodian’s fee and reimbursement of the custodian expenses, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $200,000 per annum in legal fees and expenses. The Sponsor’s fee is payable at an annualized rate of 0.1749% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears.

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

