Form 10-Q
period 2026-09-30
GraniteShares Gold Trust
filed 2026-11-06
CIK 1690437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 6, 2026, the Registrant had 32,600,000 Shares outstanding.

GRANITESHARES GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2026 (unaudited) and June 30, 2026

Amounts in 000’s of US$, except share and per share data	September 30, 2026	June 30, 2026
	(unaudited)
Assets
Investment in gold bullion, at fair value(1)	$1,340,022	$1,334,011
Total Assets	$1,340,022	$1,334,011

Liabilities
Fees payable to Sponsor	201	205
Total Liabilities	201	205
Net Assets	$1,339,821	$1,333,806

Shares issued and outstanding(2)	32,600,000	33,650,000
Net asset value per Share	$41.10	$39.64

(1)	Cost of investment in gold bullion: $604,959 and $624,721, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2026 (unaudited) and June 30, 2026

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2026 (unaudited)	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	320,863.416	$604,959	$1,340,022	100.02%
Total investment		$604,959	$1,340,022	100.02%
Liabilities in excess of other assets			$(201)	(0.02)%
Net assets			$1,339,821	100.00%

June 30, 2026	Ounces of gold	Cost	Value	% of Net Assets
Gold bullion	331,344.906	$624,721	$1,334,011	100.02%
Total investment		$624,721	$1,334,011	100.02%
Liabilities in excess of other assets			$(205)	(0.02)%
Net assets			$1,333,806	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three months ended September 30, 2026 and 2025

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Expenses
Sponsor fees	$610	$508
Total expenses	$610	$508
Net investment loss	$(610)	$(508)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Gold bullion sold to pay expenses	340	242
Gold bullion distributed for the redemption of Shares	23,332	8,036
Net realized gain (loss)	$23,672	$8,278
Net change in unrealized appreciation (depreciation)	$25,773	$171,669
Net realized and unrealized gain (loss)	$49,445	$179,947
Net increase (decrease) in net assets resulting from operations	$48,835	$179,439

Net increase (decrease) in net assets per share	$1.48	$5.29
Weighted average number of shares (in 000’s)	32,922	33,916

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three months ended September 30, 2026 and 2025

Amounts in 000’s of US$	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Net Assets – beginning of the period	$1,333,806	$1,105,575
Creations of 0 and 500,000 shares respectively	-	17,564
Redemptions of (1,050,000) and (500,000) shares respectively	(42,820)	(16,664)
Net investment loss	(610)	(508)
Net realized gain (loss) from gold bullion sold to pay expenses	340	242
Net realized gain (loss) from gold bullion distributed for redemptions	23,332	8,036
Net change in unrealized appreciation (depreciation) on investment in gold bullion	25,773	171,669
Net Assets – end of period	$1,339,821	$1,285,914

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three ended September 30, 2026 and 2025

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net asset value per Share at beginning of period	$39.64	$32.42
Net investment loss (1)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	1.48	5.30
Net change in net assets from operations	1.46	5.29
Net asset value per Share at end of period	$41.10	$37.71
Market Price per Share at end of period	$40.91	$38.06

Total return ratio, at net asset value(2)	3.68%	16.32%
Total return ratio, at market price(2)	3.49%	16.61%

Net assets ($000’s)	$1,339,821	$1,285,914

Ratio to average net assets
Net investment loss (3)	(0.17)%	(0.17)%
Expenses (3)	0.17%	0.17%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

The Trustee categorizes the Trust’s investment in gold as a level 1 asset within the ASC 820 hierarchy.

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2026	Level 1	Level 2	Level 3
Investment in Gold	$1,340,022	$–	$–
Total	$1,340,022	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2026	Level 1	Level 2	Level 3
Investment in Gold	$1,334,011	$–	$–
Total	$1,334,011	$–	$–

There were no transfers between Level 1 and other Levels for the period ended September 30, 2026 and the year ended June 30, 2026.

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

As of September 30, 2026, the fees payable to the Sponsor were $200,424. As of the year ended June 30, 2026, the fees payable to the Sponsor were $205,572.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold. Other than the Sponsor’s Fee, the Trust had no expenses during the three ended September 30, 2026 and 2025.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2026 and June 30, 2026.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, the 2026, 2025, 2024 and 2023 tax years remain open for examination.

2.6 Segment Reporting

The trust adopted FASB Accounting Standards Update 2023-7, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance wi th the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with that presented within the Trust’s financial statements.

3. Investment in Gold

Changes in ounces of gold and their respective values for the period ended September 30, 2026:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2026	331,344.906	$1,334,011
Gold bullion contributed	-	-
Gold bullion distributed	(10,481.490)	(19,762)
Change in unrealized appreciation (depreciation)	-	25,773
Ending balance as of September 30, 2026	320,863.416	$1,340,022

Changes in ounces of gold and their respective values for the fiscal year ended June 30, 2026:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	336,351.098	$1,105,737
Gold bullion contributed	19,219.952	81,036
Gold bullion distributed	(24,226.144)	(44,979)
Change in unrealized appreciation (depreciation)	-	192,217
Ending balance as of June 30, 2026	331,344.906	$1,334,011

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2026 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $1,333,805,586 on June 30, 2026 to $1,339,821,461 on September 30, 2026, a 0.45% increase. The increase in the Trust’s net asset value was due to a change in the price of gold, which increased 3.73% from $4,026.05 on June 30, 2026, to $4,176.30 on September 30, 2026. The Trust’s net asset value was negatively impacted by the decrease in the Trust’s number of shares outstanding which changed from 33,650,000 on June 30, 2026 to 32,600,000 on September 30, 2026, a decrease of 3.12%, as a net result of 0 creation orders and 21 redemption orders (50,000 shares orders).

The 3.68% increase in the Trust’s net asset value per share, from $39.64 on June 30, 2026, to $41.10 on September 30, 2026, is related to the increase in the price of gold.

The Trust’s net asset value per share increased less than the price of gold on a percentage basis due to the Sponsor’s fees, which were $609,669 for the quarter, or 0.044% of the Trust’s average weighted net assets of $1,382,936,068 during the quarter. The net asset value per share of $45.90 on August 24, 2026 was the highest during the quarter, compared with a low during the quarter of $39.31 on July 16, 2026.

Net increase in net assets resulting from operations for the quarter ending September 30, 2026, was $48,835,947, resulting from an unrealized gain on investment in gold bullion of $25,772,620 increased by a gain of $23,672,996 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $609,669. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2026: 21 baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of gold per Share
July 2026	12	600,000	0.0098444
August 2026	9	450,000	0.0098436
September 2026	-	-	-
Total	21	1,050,000	0.0098440

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

GraniteShares LLC
Sponsor of the GraniteShares Gold Trust
(Registrant)

Date: November 6, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 6, 2026	/s/ Brandon DallAcqua
Brandon DallAcqua*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

